Form 10KSB
period 1997-12-31
PROCARE INDUSTRIES LTD
filed 1998-12-17
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended:    December 31, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 0-13066

                            PROCARE INDUSTRIES, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                             84-0932231
 ------------------------------                           ---------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                           identification number)

 1960 White Birch Drive, Vista, California                      92083
 -----------------------------------------                     --------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:     (760) 599-8559

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par
                                                            Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: The common shares of registrant are not traded at the present time on any medium. There is no market in the shares and no shares have been issued.

Indicate the number of shares outstanding of each of registrant's classes of common stock as of the latest practicable date: As of August 1, 1998, there were approximately 36,659,919 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                                     PART I

Item 1.  Description of Business

ProCare Industries, Ltd. (the "Company"), was incorporated under the laws of Colorado on December 30, 1983, primarily for the purpose of developing, manufacturing and marketing certain electronic testing products and consumer products. On November 11, 1984, the Company completed an initial public offering in which 10,336,210 shares of its no par value common stock were sold for net proceeds of $1,284,303. On March 26, 1986, the Company completed an offering made to existing shareholders and to the publi in which 2,617,377 units (each consisting of one common share and one stock purchase warrant) were sold for net proceeds of approximately $906,000. The unexercised warrants were redeemed by the Company on September 4, 1986; however, prior to redemption, 2,526,741 warrants were exercised at a strike price of $.60 each, resulting in net proceeds of approximately $1,515,954. During 1988, the Company conducted a private offering of units, raising approximately $95,000 in gross proceeds, which resulted in th issuance of 905,000 common shares and an equal number of two series of warrants, each of which subsequently expired.

On  September   22,  1988,   the  Company   filed  a  petition  for  Chapter  11
Reorganization with the United States Bankruptcy Court for the District of Colorado, listing $1,600,000 in assets and $1,200,000 in liabilities. The reorganization was unsuccessful, no plan of reorganization was approved by secured creditors and in February 1990, the Chapter 11 filing was dismissed and the business activities of the Company ceased. During the reorganization, all assets of the Company were converted to cash and distribute to secured creditors. The Company believes that claims of unpaid creditors have become uncollectible against the Company because of the statute of limitations applicable to the collection of debt.

In late 1997, Mr. Robert W. Marsik, Allan Bergenfield and Joseph Rizzo, the sole remaining directors and executive officer adopted a new plan of business on behalf of the Company and appointed new officers for the purpose of bringing the plan to bear. The new plan primarily provided for the "clean up" of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the U.S. Securities and Exchange Commission and the Internal Revenue Service. Thes initial objectives have been achieved with the filing of this 10-KSB report. Phase two of the adopted business plan includes attempting to acquire either a U.S. based or a foreign based corporation that is privately owned, has assets, revenues and earnings, and wishes to become a publicly owned corporation. THE COMPANY CURRENTLY HAS NO PROSPECTIVE ACQUISITION CANDIDATES AND HAS NOT DISCUSSED THIS PLAN WITH POTENTIAL ACQUISITION CANDIDATES.

Item 2. Description of Properties

The principal executive offices of the Company are presently located at 1960 White Birch Drive, Vista, California 92083. The telephone number at this address is (760) 599-8559. The Company is receiving the use of this space free of charge from Mr. Marsik.

Item 3. Litigation

No material legal proceedings to which the Company is a party or to which the property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

No market for the common stock of the Company existed as of the date of this report, nor for the last five years. Any market which existed for these shares ceased when the assets were liquidated to secured creditors in February, 1990.

Outstanding Shares and Shareholders

As of December 31, 1997, the transfer ledgers maintained by the Company's stock transfer agent indicated that there were 36,659,919 shares of common stock issued and outstanding held by 2,113 shareholders of record on that date. There were no shares of preferred stock outstanding on that date.

Dividends

The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                                  Years Ended December 31,
                                             ------------------------------------
                                               1998            1997          1996
                                               ----            ----          ----
Statement of Operations:
Revenues ...............................   $    --        $     --     $      --
Operating Expenses .....................        --              --            --
Net Profit (Loss) ......................        --              --            --
Profit (Loss) Per Share ................         *               *             *


Balance Sheet Data:
Assets: ................................   $    --        $     --     $      --
Liabilities: (1) .......................        --              --            --
Stockholder's Equity (Deficit): ........        --              --            --


*Negligible in amount.

(1) The Company believes that there were approximately $ 1,200,000 in unpaid obligations of the Company at the time the bankruptcy reorganization was dismissed in February 1990. The Company believes none of such claims would be collectible by creditors as the statute of limitations applicable to collection of such debt has expired.

Liquidity

The Company has not generated any cash flows from operating or investing activities since February, 1990. No operating capital was necessary through the fiscal period covered by this report. Operating capital subsequent to December 31, 1997 used to resurrect the corporate status of the company, establish its shareholder records and for similar purposes, totaling approximately $ 3,600 was primarily provided by Mr. Marsik. The Company intends to issue shares of its common stock to reimburse such advances.

Results of Operations

The Company had no operations from 1988 through December 31, 1997. In August 1998, the Company adopted the business plan set forth under Item 1, above.

The Company utilizes no computer system and does not consider that it is presently dependent upon any technology which may be affected by "Year 2000" computer problems. The Company has not devoted any attention or resources to resolving Year 2000 problems. However, if the Company is successful in acquiring a private business, such business could have unresolved Year 2000 issues. However, no such issues are presently known to the Company.

Item 7. Financial Statements


                                HARLEN & BOETTGER
                          Certified Public Accountants

To the Board of Directors and Shareholders
PROCARE INDUSTRES, LTD.


We have audited the accompanying balance sheets of PROCARE INDUSTRIES, LTD. as of December 31, 1997, and December 31, 1996, and December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement-presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of PROCARE INDUSTRIES, LTD. as of December 31, 1997, and December 31, 1996, and December 31, 1995, and the results of its operations and cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has insufficient working capital at the present time which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Harlan & Boettger, P.C.


San Diego, California
August 1, 1998

                            PROCARE INDUSTRIES, LTD.


                                 BALANCE SHEETS

                                                        December 31,
                                            --------------------------------------
                                              1997          1996           1995
                                              ----          ----           ----
Assets:

Current Assets:
     Cash ............................   $     --      $     --       $     --
     Organizational Expenses .........         --            --             --
                                           -----------   -----------   -----------
          Total Assets ...............   $     --      $     --       $     --
                                           ===========   ===========   ===========

Liabilities and Stockholders' Equity :

Current Liabilities:
     Trade accounts payable ..........         --            --             --
                                           -----------   -----------   -----------
          Total Liabilities ..........         --            --             --
                                           -----------   -----------   -----------

Stockholders' Equity:

Preferred stock, par value $.001
  per share.  Authorized 100,000,000
  shares; none issued ................         --            --             --
Common stock, par value $.0001
  per share.  Authorized 500,000,000
  shares; issued at December 31, 1997
  36,659,919 .........................      3,175,795        --             --
Additional paid-in capital ...........      1,215,028        --             --
Accumulated deficit during
  development stage ..................     (4,390,823)       --             --
                                           -----------   -----------   -----------
Total stockholders' equity (deficit) .         --            --             --
                                           -----------   -----------   -----------

Total Liabilities and Stockholders'
  Equity .............................   $     --      $     --       $     --
                                           ===========   ===========   ===========

See accompanying Notes to Financial Statements


                            PROCARE INDUSTRIES, LTD.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                          Years ended December 31,
                               -------------------------------------------------
                                    1997             1996              1995
                                    ----             ----              ----

Revenues ................      $     --        $      --        $       --

Operating Expenses ......            --               --                --
                               -----------      -------------      -------------

Net Profit (Loss) .......      $     --        $      --        $       --
                               ===========      =============      =============

Loss per share ..........      *                *                  *


(* negligible in amount)

See accompanying Notes to Financial Statements

                            PROCARE INDUSTRIES, LTD.


                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                           Additional    Retained
                                                                             Paid-In     Earnings
                                                   Shares        Amount      Capital     (Deficit)
                                                   ------        ------    ----------    ---------

Balance, January 1, 1995 .....................   36,659,919    3,175,795    1,215,028   (4,390,823)
Net Loss for year ended December 31, 1996 ....       --           --           --           --
                                                 ----------    ---------    ---------   ----------
Balance, December 31, 1995 ...................   36,659,919    3,175,795    1,215,028   (4,390,823)

Balance, January 1, 1996 .....................   36,659,919    3,175,795    1,215,028   (4,390,823)
Net Loss for year ended December 31, 1996 ....       --           --           --           --
                                                 ----------    ---------    ---------   ----------
Balance, December 31, 1996 ...................   36,659,919    3,175,795    1,215,028   (4,390,823)

Balance, January 1, 1997 .....................   36,659,919    3,175,795    1,215,028   (4,390,823)
Net Loss for year ended December 31, 1996 ....       --           --           --           --
                                                 ----------    ---------    ---------   ----------
Balance, December 31, 1997 ...................   36,659,919    3,175,795    1,215,028   (4,390,823)


NOTE:     These numbers would be revised under the zeroed out  Reg. S-X  method

See accompanying Notes to Financial Statements


                            PROCARE INDUSTRIES, LTD.


                             STATEMENTS OF CASH FLOW

                                                        Years Ended December 31,
                                                  -------------------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
Operations:
  Profit (loss) ...............................   $     --     $  --     $  --
Items not requiring
  working capital:
(Increase) decrease in organization costs .....         --        --        --
Increase (decrease) in accounts payable .......         --        --        --
Net cash from operations ......................         --        --        --

Financing:
Sale of common stock
  Net cash from financing .....................         --        --        --
Net increase (decrease) in cash ...............         --        --        --
                                                  ----------   -------   -------
Cash at beginning of period ...................         --        --        --
                                                  ----------   -------   -------
Cash at end of period .........................         --        --        --
                                                  ==========   =======   =======


See accompanying Notes to Financial Statements

                             PROCARE INDUTRIES, LTD.


                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1. Organization and Nature of Business: ProCare Industries, a Colorado corporation, was incorporated on December 30, 1988, under the laws of the State of Colorado. The Company completed an initial public offering of its securities in November 1984 and developed several products which were introduced into nationwide distribution over the next several years. In September 19888 the company filed a Chapter 11 Bankruptcy petition and attempted to reorganize the business and the debts of the Company. The Chapter 11 action was dismissed in February 1990 and the assets of the business were liquidated for the benefit of the secured creditors. The Company believes that the approximately $ 1,200,000 of unpaid creditor claims have become uncollectible against the company because of the statute of limitations applicable to the collection of debt.

     The Company's primary intended activity at the present time is to "clean up" the company so as to provide for the filing of all delinquent reports with the Secretary of State of Colorado, the U.S. Securities and Exchange Commission and the Internal Revenue Service. Beyond that the Company intends to acquire one or more operating business's that are now privately owned, have assets, revenues and earnings and wish to become a publicly owned corporation.

The Company's fiscal year ends on December 31.

2. Results of Operations: The Company had no operations during the period from February, 1990, through December 31, 1997.

3. Going Concern: Due to a lack of working capital, there is substantial doubt of the Company's ability to re-establish itself as a going concern and its success is dependent upon the Company obtaining sufficient financial capital to continue its activities and, ultimately, to achieve profitable operations.

NOTE: Add a footnote on the reduction to zero the shareholder equity and deficit section under Reg. S-X.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreement with its accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement.

                                    PART III

Item 9. Directors and Executive Officers of the Company

The following table sets forth all directors and executive officers of the Company, as of September 30, 1998, as well as their ages:

        NAME                 AGE              POSITION WITH COMPANY*

    Robert W. Marsik          52    Chairman of the Board of Directors, Chief
                                    Executive, Financial and Accounting Officer,
                                    President and Treasurer

    Allan Bergenfield         57    Director

    Joseph V. Rizzo           67    Director


* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee. 9

Officers will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. During the years of 1990, 1991, 1992, 1993, 1994, 1995, 1996 and 1997, the board held only one meeting, acting by consent as necessity dictated. In 1998 the Board has held meetings and acted by consent as necessity dictated.

Executive Profiles

Robert W. Marsik was the Founder of ProCare and has been an executive officer and director of the Company since inception. On May 17, 1993, he was appointed a director and executive officer of America's Coffee Cup, Inc. On December 18, 1997, he resigned all positions with this entity to pursue other business interests and has acted as an independent business consultant. Mr. Marsik graduated in 1970 from the University of Maryland at College Park, Maryland, with a degree in Business Administration/Marketing.

Allen Bergenfield has been a director of the Company since March 1987. He is the President and principal owner of Mid Atlantic Manufactures Brokers, Inc. which is a regional sales and marketing company servicing primarily the Eastern Seaboard portion of the United States and provides sales, broker and marketing services for numerous personal care manufacturing companies. He established this business in 1985 after resigning a position as Senior Vice President of Marketing for Minnetonka Inc. a manufacturer of health and beauty aids.

Joseph V. Rizzo was a Director for the Company from its inception until his resignation in 1987. Mr. Rizzo is now retired and resides in San Jose California. During his executive career he held positions of Vice President and President of numerous electronic and manufacturing companies, most recently with
D. B. Products and prior to that with Oak-Mitsui Corporation.


Item 10. Executive Compensation

No compensation was paid to the Board of Directors or executive officers of the Company in their capacities as such to the date of this report, and no cash compensation is anticipated to be paid at any time in the immediate future to any member of the board in that capacity.

Employment Agreements: None.

Item 11. Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of August 1, 1998, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:

                            Name and Address of
Title of Class               Beneficial Owner          Number of Shares    Percent of Class (1)
--------------              -------------------        ----------------    -------------------
Common Stock              Robert W. Marsik                4,798,500               13.08
                           1960 White Birch Drive
                           Vista, California 92083

Common Stock              Allan Bergenfield                 234,000                 .06
                           12000  Trailridge Drive
                           Potomac, MD  20854

Directors and Executive                                   5,032,500(2)            13.14
Officers as a Group
(one in number):


(1) Based on 36,659,919 shares of common stock issued and outstanding on December 31, 1997 and August 1, 1998. (2) These shares have been held for more than 10 years.

Item 12.  Certain Transactions

In November 1998, the Company issued 40,000,000 shares of its common stock, which had no market value, to the three directors of the Company for approximately $3,600 in expenses advanced on behalf of the Company and for services provided in connection with reactivation of the Company and reestablishing the Company as a Colorado corporation in good standing. The shares were issued as follows: 36,00,000 shares to Robert W. Marsik, and 2,000,000 shares each to Allen Bergenfield and Joseph Rizzo. Following this issuance, there were 76,659,919 shares issued and outstanding.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents and reports have been filed as a part of this report:

1. Financial Statements:

    (a)  Report of Independent Certified Public Accountants;
    (b)  Balance Sheets
    (c)  Statements of Operations
    (d)  Statements of Stockholders' Equity
    (e)  Statements of Cash Flows
    (f)  Notes to Financial Statements

2. Financial Statement Schedules: None.

3. Exhibits required by Item 601: None.

4. Reports on Form 8-K: None.


                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PROCARE INDUSTRIES, INC.


Date: December 1, 1998                          By:  /s/ Robert W. Marsik
      ----------------                               ---------------------------
                                                    Robert W. Marsik, President,
                                                    Chief Executive, Financial
                                                    and Accounting Officer,
                                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 1, 1998                          By:  /s/ Robert W. Marsik
      ----------------                               --------------------------
                                                     Robert W. Marsik, Director