Form 10QSB
period 1998-03-31
PROCARE INDUSTRIES LTD
filed 1998-12-17
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    -------
Commission file number: 0-13066

                            ProCare Industries, Ltd.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                           84-0932231
 ------------------------------                         ----------------------
(State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                         identification number)

 1960 White Birch Drive, Vista, CA                          92083
---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:   760-599-8559

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1998, there were approximately 36,659,919 common shares outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                             PROCARE INDISTRIES, LTD

                                  BALANCE SHEET


                                                       March 31,          December 31,
                                                         1998                1997
                                                       --------           -----------
                                                      (Unaudited)


ASSETS ........................................   $       -0-             $    -0 -
                                                      -----------          -----------

      TOTAL ASSETS ............................   $       -0-             $    -0-
                                                      -----------          -----------

LIABILITIES ...................................   $       -0-             $    -0-
                                                      -----------          -----------

COMMITMENTS AND CONTINGENCIES .................   $       -0-             $    -0-
                                                      -----------          -----------

      TOTAL LIABILITIES .......................   $       -0-             $    -0-
                                                      -----------          -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued .............
   Common stock, no par value, 100,000,000
    shares authorized, 36,659,919 shares issued
    and outstanding ...........................   $   3,175,795           $ 3,175,795
   Additional paid-in capital .................   $   1,215,028           $ 1,215,028
   Accumulated deficit ........................  ($   4,390,823)         ($ 4,390,823)
                                                    -----------           -----------

      TOTAL STOCKHOLDERS' EQUITY ..............   $       -0-             $    -0-
                                                    -----------           -----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY ....................   $       -0-             $    -0-
                                                    -----------           -----------



   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                  (UNAUDITIED)

   For the three months ended March 31, 1998, and March 31, 1997, respectively


                                                       3-31-98          3-31-97
                                                       -------          -------

NET SALES ..................................       $       -0-       $       -0-

COSTS OF SALES .............................       $       -0-       $       -0-


             GROSS PROFIT ..................       $       -0-       $       -0-


OPERATING EXPENSES
        General and Administrative .........       $       -0-       $       -0-

TOTAL OPERATING EXPENSES ...................       $       -0-       $       -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES ....................       $       -0-       $       -0-

INCOME TAXES ...............................       $       -0-       $       -0-


NET INCOME .................................       $       -0-       $       -0-
                                                     ------------       ------------

INCOME PER AVERAGE COMMON SHARE ............       $       -0-       $       -0-







   The accompanying notes are an integral part of these financial statements.


                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

   For the three months ended March 31, 1998 and March 31, 1997, respectively.

                                                           1998            1997
                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss .................................      $      -0-      $      -0-

NET CASH USED IN OPERATING ACTIVITIES ..........      $      -0-      $      -0-

CASH FLOWS FROM INVESTING ACTIVITIES ...........      $      -0-      $      -0-

CASH FLOWS FROM FINANCING ACTIVITIES ...........      $      -0-      $      -0-

NET INCREASE (DECREASE) IN CASH ................      $      -0-      $      -0-

CASH, BEGINNING OF PERIOD ......................      $      -0-      $      -0-

CASH, END OF PERIOD ............................      $      -0-      $      -0-


                            PROCARE INDUSTRIES, LTD.
                          Notes to Financial Statements
                                   (Unaudited)

PART I

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading.

Item 1. ProCare Industries, Ltd. (the Company) was incorporated under the laws of the State of Colorado on December 30, 1883 and became a publicly traded company on the NASDAQ market in 1984. In September 1988 the Company filed a Chapter 11 bankruptcy petition and subsequently liquidated all company assets in March 1990 when the secured creditors rejected the Plan of Reorganization submitted by management.

Note 1. Management believes all liabilities which existed in February 1990 were discharged through the liquidation process or through the statute of limitation on commercial credit obligations.

Note 2. Registrant has not declared or paid dividends on its common shares since inception.

Note 3. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements.

Note 4. Income taxes have not been provided for in that registrant has not had a tax liability since inception.

Note 5. The Company had no operations from 1990 through March 31, 1998. The Company is a development stage business which intends to attempt to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations:   (See note 5 above).

Liquidity and Capital Resources: The Company presently has no source of liquidity or capital. Unless the Company is able to establish a source of capital and liquidity, it is unlikely that the Company will be able to successfully commence operations.

PART II  -  OTHER INFORMATION

Item 1. Litigation: There is no pending litigation which the Company is presently a party to and management in not aware of any litigation which may arise in the future.

Item 2. Change in Securities: There has been no change in securities for the period of this report.

Item 3. Default Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information: None.

Item 6. Exhibits and Reports of Form 8-K: None.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of December, 1998.

PROCARE INDUSTRIES, LTD.
(Registrant)


By  /s/ Robert W. Marsik
  ----------------------------------
  Robert W. Marsik, President and
  Chief Executive Officer