Form 10QSB
period 1998-06-30
PROCARE INDUSTRIES LTD
filed 1998-12-17
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1998

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1998, there were approximately 36,659,919 common shares outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                             PROCARE INDISTRIES, LTD

                                  BALANCE SHEET



                                                     June 30,       December 31,
                                                       1998             1997
                                                    ---------       -----------
                                                   (Unaudited)


ASSETS ........................................   $     -0-        $     -0 -
                                                   -----------      -----------

      TOTAL ASSETS ............................   $     -0-        $     -0-
                                                   -----------      -----------

LIABILITIES ...................................   $     -0-        $     -0-
                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES .................   $     -0-        $     -0-
                                                   -----------      -----------

      TOTAL LIABILITIES .......................   $     -0-        $     -0-
                                                   -----------      -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued .............
   Common stock, no par value, 100,000,000
    shares authorized, 36,659,919 shares issued
    and outstanding ...........................   $ 3,175,795      $ 3,175,795
   Additional paid-in capital .................   $ 1,215,028      $ 1,215,028
   Accumulated deficit ........................  ($ 4,390,823)    ($ 4,390,823)
                                                   -----------      -----------

      TOTAL STOCKHOLDERS' EQUITY ..............   $     -0-        $     -0-
                                                   -----------      -----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY ....................   $     -0-        $     -0-
                                                   -----------      -----------







   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                  (UNAUDITIED)

    For the three months ended June 30, 1998, and June 30, 1997, respectively


                                                         6-30-98           6-30-97
                                                         -------           -------

NET SALES ..................................       $       -0-       $       -0-

COSTS OF SALES .............................       $       -0-       $       -0-


             GROSS PROFIT ..................       $       -0-       $       -0-


OPERATING EXPENSES
        General and Administrative .........       $       -0-       $       -0-

TOTAL OPERATING EXPENSES ...................       $       -0-       $       -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES ....................       $       -0-       $       -0-

INCOME TAXES ...............................       $       -0-       $       -0-


NET INCOME .................................       $       -0-       $       -0-
                                                     -----------      -----------


INCOME PER AVERAGE COMMON SHARE ............       $       -0-       $       -0-









   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

    For the three months ended June 30, 1998 and June 30, 1997, respectively.

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

Note 5. The Company had no operations from 1990 through June 30, 1998. The Company is a development stage business which intends to attempt to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations: ( See note 5 above ).

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