Form 10QSB
period 1998-09-30
PROCARE INDUSTRIES LTD
filed 1998-12-18
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 1998

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1998, there were approximately 36,659,919 common shares outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [ X ] No

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                             PROCARE INDISTRIES, LTD

                                  BALANCE SHEET



                                                    Sept. 30,       December 31,
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
   Common stock, no par value, 100,000,000
    shares authorized, 74,659,919 shares issued
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

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                  (UNAUDITIED)

 For the three months ended September 30, 1998, and September 30, 1997, respectively


                                                         9-30-98           9-30-97
                                                         -------           -------

NET SALES ..................................       $       -0-       $       -0-

COSTS OF SALES .............................       $       -0-       $       -0-


             GROSS PROFIT ..................       $       -0-       $       -0-


OPERATING EXPENSES
        General and Administrative .........       $       -0-       $       -0-

TOTAL OPERATING EXPENSES ...................       $       -0-       $       -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES ....................       $       -0-       $       -0-

INCOME TAXES ...............................       $       -0-       $       -0-


NET INCOME .................................       $       -0-       $       -0-
                                                     -----------      -----------


INCOME PER AVERAGE COMMON SHARE ............       $       -0-       $       -0-









   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

 For the three months ended September 30, 1998 and September 30, 1997, respectively.

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

Note 5. The Company had no operations from 1990 through September 30, 1998. The Company is a development stage business which intends to attempt to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company.


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

Item 2. Change in Securities: Effective November 10, 1998 the Company issued an additional 40,000,000 shares of its common stock to three members of the Board of Directors for costs incurred by those Directors in "cleaning up" the Company, making required filings with Colorado and the Internal Revenue Service and submitting the appropriate documents to the SEC so that the Company will again be in compliance with reporting obligations under the Securities Exchange Act of 1934, as amended. Following this issuance, there were 76,659,919 shares outstanding.

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