Form 10-K405/A
period 1997-12-31
PROCARE INDUSTRIES LTD
filed 1999-01-07
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                   (Mark One)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: The common shares of registrant are not traded at the present time on any medium. There is no market in the shares and no shares have been issued.

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

On  September   22,  1988,   the  Company   filed  a  petition  for  Chapter  11
Reorganization with the United States Bankruptcy Court for the District of Colorado, listing $1,600,000 in assets and $1,200,000 in liabilities. The reorganization was unsuccessful, no plan of reorganization was approved by secured creditors and in February 1990, the Chapter 11 filing was dismissed and the business activities of the Company ceased. During the reorganization, all assets of the Company were converted to cash and distributed to secured creditors. The Company believes that claims of unpaid creditors have become uncollectible against the Company because of the statute of limitations applicable to the collection of debt.

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


/s/ Harlan & Boettger, P.C.


San Diego, California
August 1, 1998

                            PROCARE INDUSTRIES, LTD.


                                 BALANCE SHEETS

                                                        December 31,
                                            --------------------------------------
                                              1997          1996           1995
                                              ----          ----           ----
Assets:

Current Assets:
     Cash ............................   $     --      $     --       $     --
     Organizational Expenses .........         --            --             --
                                           -----------   -----------   -----------
          Total Assets ...............   $     --      $     --       $     --
                                           ===========   ===========   ===========

Liabilities and Stockholders' Equity :

Current Liabilities:
     Trade accounts payable ..........         --            --             --
                                           -----------   -----------   -----------
          Total Liabilities ..........         --            --             --
                                           -----------   -----------   -----------

Stockholders' Equity:

Preferred stock, par value $1.00
  per share.  Authorized 5,000,000
  shares; none issued ................         --            --             --
Common stock, no par value per
  share.  Authorized 100,000,000
  shares; issued at December 31, 1997
  36,659,919 .........................      3,175,795        --             --
Additional paid-in capital ...........      1,215,028        --             --
Accumulated deficit during
  development stage ..................     (4,390,823)       --             --
                                           -----------   -----------   -----------
Total stockholders' equity (deficit) .         --            --             --
                                           -----------   -----------   -----------

Total Liabilities and Stockholders'
  Equity .............................   $     --      $     --       $     --
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


Date: January 5, 1999                           By:  /s/ Robert W. Marsik
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


Date: January 5, 1999                           By:  /s/ Robert W. Marsik
      ----------------                               --------------------------
                                                     Robert W. Marsik, Director