Form 10-K405/A
period 1997-12-31
PROCARE INDUSTRIES LTD
filed 1999-03-12
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                Amendment No. 2
                                   (Mark One)

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

Item 7. Financial Statements



                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----



INDEPENDENT AUDITOR'S REPORT                                                 F-1

FINANCIAL STATEMENTS:

         Balance Sheets as of December 31, 1997 and 1996                     F-2

         Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995                                    F-3

         Statements of Changes in Stockholders' Equity for
         the years ended December 312, 1997, 1996 and 1995                   F-4

         Statements of Cash Flows for the years ended December 31,
         1997, 1996 and 1995                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                          F-6 - F-7

                                                          Harlen & Boettger, LLP
                                                    Certified Public Accountants

                                                             James C. Harlan III
                                                             William C. Boettger
                                                              P. Rober Wilkinson
                                                             Marshall J. Varanao

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of ProCare Industries, Ltd.:


We have audited the accompanying balance sheets of ProCare Industries, Ltd. (a development stage company) as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ProCare Industries, Ltd., as of December 31, 1997, and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will be a going concern. As shown in the financial statements, the Company has not generated revenue from operations and has no equity. These conditions raise substantial doubt about the Company's ability to be a going concern. Management's plans in regards to those matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Harlan & Boettger, LLP


San Diego, California
July 30, 1998





                5415 Oberlin Drive o San Diego, California 92121
              Telephone (619) 535-2000 o Facsimile (619) 535-2015


                            PROCARE INDUSTRIES, LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                     December 31,
                                           --------------------------------
                                              1997                  1996
                                              ----                  ----

ASSETS ...............................   $     --              $     --
                                           -----------          -----------
          TOTAL ASSETS ...............   $     --              $     --
                                           ===========          ===========

LIABILITIES

COMMITMENTS AND CONTINGENCIES
  (Note B and C) .....................         --                    --
                                           -----------          -----------
          TOTAL LIABILITIES ..........         --                    --
                                           -----------          -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value,
    5,000,000 shares authorized;
    none issued ........................       --                    --
  Common stock, no par value,
    100,000,000 shares authorized;
    36,659,919 shares issued and
    outstanding  .......................    3,175,795            3,175,795
  Additional paid-in capital ...........    1,215,028            1,215,028
  Accumulated deficit ..................   (4,390,823)          (4,390,823)
                                           -----------          -----------
          TOTAL STOCKHOLDERS'
            EQUITY .....................       --                    --
                                           -----------          -----------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY ......   $    --              $     --
                                           ===========          ===========



   The accompanying notes are an integral part of these financial statements.

See accompanying Notes to Financial Statements


                            PROCARE INDUSTRIES, LTD.
                            STATEMENTS OF OPERATIONS
                          (A Development Stage Company)


                                        For the years ended December 31,
                               -------------------------------------------------
                                    1997             1996              1995
                                    ----             ----              ----

NET SALES ...................  $     --        $      --        $       --

COSTS OF SALES ..............        --               --                --
                               -----------      -------------      -------------

     GROSS PROFIT ...........        --               --                --
                               -----------      -------------      -------------

OPERATING EXPENSES
     General and
      administrative ........        --               --                --
                               -----------      -------------      -------------
TOTAL OPERATING EXPENSES ....        --               --                --
                               -----------      -------------      -------------

INCOME TAXES ................        --               --                --
                               -----------      -------------      -------------

NET INCOME ..................  $     --        $      --        $       --
                               ===========      =============      =============

INCOME PER AVERAGE
   COMMON SHARE .............  $     --        $      --        $       --
                               ===========      =============      =============



   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.
                         (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                      Common Stock         Additional                     Total
                                                   --------------------      Paid-In    Accumulated    Stockholders'
                                                   Shares        Amount      Capital      Deficit         Equity
                                                   ------        ------    ----------   -----------    -------------


Balance, December 31, 1994 ...................   36,659,919    3,175,795    1,215,028   $(4,390,823)    $    --
                                                 ----------    ---------    ---------    ----------      ----------
Balance, December 31, 1995 ...................   36,659,919    3,175,795    1,215,028    (4,390,823)         --
                                                 ----------    ---------    ---------    ----------      ----------
Balance, December 31, 1996 ...................   36,659,919    3,175,795    1,215,028    (4,390,823)         --
                                                 ----------    ---------    ---------    ----------      ----------
Balance, December 31, 1997 ...................   36,659,919    3,175,795    1,215,028   $(4,390,823)    $    --
                                                 ==========    =========    =========    ==========      ==========


















   The accompanying notes are an integral part of these financial statements.


                            PROCARE INDUSTRIES, LTD.
                         (A Development Stage Company)
                             STATEMENTS OF CASH FLOW

                                                        For the years ended
                                                            December 31,
                                                  -------------------------------
                                                       1997      1996      1995
                                                       ----      ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ..................................     $   --     $  --     $  --
                                                     -------   -------   -------
NET CASH USED IN OPERATING ACTIVITIES .........         --        --        --
                                                     -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES ..........         --        --        --
                                                     -------   -------   -------
NET CASH USED IN INVESTING ACTIVITIES .........         --        --        --
                                                     -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES ..........         --        --        --
                                                     -------   -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....         --        --        --
                                                     -------   -------   -------

NET INCREASE (DECREASE) IN CASH ...............         --        --        --

CASH AT BEGINNING OF PERIOD ...................         --        --        --
                                                     -------   -------   -------

CASH AT END OF PERIOD .........................     $   --     $  --     $  --
                                                     =======   =======   =======















   The accompanying notes are an integral part of these financial statements.

                             PROCARE INDUTRIES, LTD.
                         (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


A.   Organization and Summary of Significant Accounting Policies:

     Organization

     ProCare Industries, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on December 30, 1983 and became a publicly traded company on the NASDAQ Market in 1984. In September 1988, the Company filed a Chapter 11 Bankruptcy petition and subsequently liquidated all its assets (Note B).

     The Company had no operations from 1990 through December 31, 1997. The Company is a development stage business which intends to attempt to acquire a United States or foreign based corporation which is privately owned and wishes to become a public Company.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all investments with a maturity of three months or less to be cash equivalents.

Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

B.   Chapter 11 Bankruptcy and Liquidation of Assets:

     On September 22, 1988, the Company filed a voluntary petition under Chapter 11, Title 11, O.S.C. with the United States Bankruptcy Court for the District of Colorado, Case Number 88 B 12842 E. Management of the Company, in conjunction with special legal counsel related to the bankruptcy proceedings, submitted a reorganization plan to the court during August 1989. Management of the Company operated under the Chapter 11 action until February 1990. On March 6, 1990, the secured creditors of the Company rejected the Plan of Reorganization and the Company ceased operations and was liquidated for the benefit of the secured creditors. Management believes all liabilities were discharged through the liquidation process. Management is unaware of any liabilities due as of December 31, 1997 or 1996 as a result of these proceedings.

                            PROCARE INDUSTRIES, LTD.
                         (A Development State Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


C.   Going Concern

     The Company has not had operations since February 1990. Management believes the Company will generate operating capital in future periods as a result of acquiring an operating company. The ability of the company to become a going concern is dependent on its success in acquiring an operating company which will enable it to achieve future profitability and sufficient cash flows. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents and reports have been filed as a part of this report:

1. Financial Statements:

    (a)  Independent Auditor's Report
    (b)  Balance Sheets
    (c)  Statements of Operations
    (d)  Statements of Changes in Stockholders' Equity
    (e)  Statements of Cash Flows
    (f)  Notes to Financial Statements

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


Date: March 12, 1999                            By:  /s/ Robert W. Marsik
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


Date: March 12, 1999                            By:  /s/ Robert W. Marsik
      ----------------                               --------------------------
                                                     Robert W. Marsik, Director