Form 10KSB40
period 1998-12-31
PROCARE INDUSTRIES LTD
filed 1999-04-12
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:    December 31, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number:   0-13066

                            PROCARE INDUSTRIES, LTD.
             (Exact name of registrant as specified in its charter)

            Colorado                                         84-0932231
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                          identification number)

1960 White Birch Drive, Vista, California                      92083
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:     (760) 599-8559

Securities registered pursuant to Section 12(b) of the Act:    None

Securities  registered  pursuant to Section 12(g) of the Act: Common Stock,
                                                              No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: The common shares of registrant are not traded at the present time on any medium. There is no market in the shares and it is not possible to determine what, if any, market value the voting stock held by non-affiliates may have.

Indicate the number of shares outstanding of each of registrant's classes of common stock as of the latest practicable date: As of December 31, 1998, there were approximately 36,659,919 shares outstanding.

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

On  September   22,  1988,   the  Company   filed  a  petition  for  Chapter  11
Reorganization with the United States Bankruptcy Court for the District of Colorado, listing $1,600,000 in assets and $1,200,000 in liabilities. The reorganization was unsuccessful, no plan of reorganization was approved by secured creditors and in February 1990, the Chapter 11 filing was dismissed and the business activities of the Company ceased. During the reorganization, all assets of the Company were converted to cash and distribute to secured creditors. The Company believes that claims of unpaid creditors have become uncollectible against the Company because of the statute of limitations applicable to the collection of commercial debt.

On December 15, 1997, Mr. Robert W. Marsik, Allan Bergenfield and Joseph Rizzo, the sole remaining directors and executive officer adopted a new plan of business on behalf of the Company and appointed new officers for the purpose of bringing the plan to bear. The new plan primarily provided for the "clean up" of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the U.S. Securities and Exchange Commission and the Internal Revenue Service. Thes initial objectives have been achieved. Phase two of the adopted business plan includes attempting to acquire either a U.S. based or a foreign based corporation that is privately owned, has assets, revenues and earnings, and wishes to become a publicly owned corporation. The Company currently has no prospective acquisition candidates and has not discussed this plan with potential acquisition candidates.

Year 2000 concerns. Since the Company has had no operations from 1990 through 1998 there are no historical records currently maintained on computer files and the Company currently owns no computer systems. Therefore, the year 2000 concerns that may impact other businesses should have minimal to zero impact on the Company. However, the year 2000 concern may have an impact on any business the Company may acquire in the future and management intends to research this issue as part of it's "due diligence" related to a potential acquisition candidate.

On November 10, 1998 the Board of Directors approved issuance of 40,000,000 common shares which were issued to three Directors for approximately $ 4,000 of costs incurred on behalf of the Company. The common shares issued were; 36,000,000 to Robert Marsik and 2,000,000 each to Allan Bergenfield and Joseph Rizzo. The 40,000,000 shares were issued on January 29, 1999 by the transfer agent for the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no meetings of security holders during the period covered by this report. However, management intends to seek shareholder approval to restate certain financial information and to eliminate of the accumulated deficit at it's next meeting of shareholders, to more accurately reflect the present financial condition of the Company.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

No market for the common stock of the Company existed as of the date of this report, nor for the last five years. Any market which existed for these shares ceased when the assets were liquidated to secured creditors in February, 1990. However, on March 9, 1999 the Company received clearance from NASD for trading of the Companies common stock under the symbol PCRF, on the electronic OTC Bulletin Board system.

Outstanding Shares and Shareholders

As of December 31, 1998, the transfer ledgers maintained by the Company's stock transfer agent indicated that there were 36,659,919 shares of common stock issued and outstanding held by 2,115 shareholders of record on that date. There were no shares of preferred stock outstanding on that date. As of January 29, 1999 there were 76,659,919 common shares issued and outstanding. ( see note C in notes to financial statements )

Dividends

The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                                 Years Ended December 31,
                                              -----------------------------
                                              1996          1997       1996
Statement of Operations:
Revenues ...............................   $   --        $   --     $   --
Operating Expenses .....................       --            --         --
Net Profit (Loss) ......................       --            --         --
Profit (Loss) Per Share ................       *             *          *

Balance Sheet Data:
Assets: ................................   $   --        $   --     $   --
Liabilities: (1) .......................       --            --         --
Stockholder's Equity (Deficit): (2) .....   4,394,823     4,390,823   4,390,823

*Negligible in amount.

(1) The Company believes that there were approximately $ 1,200,000 in unpaid obligations of the Company at the time the bankruptcy reorganization was dismissed in February 1990. The Company believes none of such claims would be collectible by creditors as the statute of limitations applicable to collection of such debt has expired.
(2) Except for the $4,000 of expenses incurred in 1998 this amount of shareholder deficit is carried over from the operations of the Company prior to 1990. Management intends to seek shareholder approval to eliminate this deficit at the next shareholders meeting, to more accurately reflect the present financial condition of the Company.

Liquidity

The Company has not generated any cash flows from operating or investing activities since February, 1990. No operating capital was necessary through the fiscal period covered by this report. Operating capital subsequent to December 31, 1997 used to resurrect the corporate status of the company, establish it's shareholder records and for similar purposes, totaling approximately $ 4,000 was primarily provided by Mr. Marsik. In November 1998 the Board of Directors approved the issuance of 40,000,000 shares of it's common stock to reimburse such advances.

Results of Operations

The Company had no operations from 1990 through December 31, 1998. In December, 1997, the Company adopted the business plan set forth under Item 1, above.

Item 7. Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITOR'S REPORT                                                 F-1

FINANCIAL STATEMENTS:

        Balance Sheets as of December 31, 1998 and 1997                      F-2

        Statements of Operations for the years ended
        December 31, 1998,1997 and 1996                                      F-3

        Statements of Changes in Stockholders' Equity for
        The years ended December 31, 1998, 1997 and 1996                     F-4

        Statements of Cash Flows for the years ended December 31, 1998,
        1997 and 1996                                                        F-5

NOTES TO FINANCIAL STATEMENTS                                          F-6 & F-7

                                                               HARLEN & BOETTGER
                                                    Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of ProCare Industries, Ltd.:

We have audited the accompanying balance sheets of ProCare Industries, Ltd. (the "Company") as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and l996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ProCare Industries, Ltd., as of December 31, 1998, and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will be a going concern. As shown in the financial statements, the Company has not generated revenue from operations and has no equity. These conditions raise substantial doubt about the Company's ability to be a going concern. Management's plans in regards to those matters are discussed in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Harlan & Boettger, P.C.

San Diego, California
March 19, 1999

                            PROCARE INDUSTRIES, LTD.
                                 BALANCE SHEETS

                                                                  December 31,
                                                           ------------------------------
                                                           1998                      1997
                                                           ----                      ----

         ASSETS .....................................   $      --                $      --
                                                        -----------              -----------

      TOTAL ASSETS ..................................   $      --                $      --
                                                        ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES ................................   $      --                $      --

COMMITMENTS AND CONTINGENCIES
      (Note B and D) ................................          --                       --
                                                        -----------              -----------

      TOTAL LIABILITIES .............................          --                       --
                                                        -----------              -----------

STOCKHOLDERS' EQUITY
      Preferred stock, $1 par value, 5,000,000 shares
         authorized; none issued ....................          --                       --
      Common stock, no par value, 100,000,000 shares
         authorized; 36,659,919 shares issued and
         outstanding ................................     3,175,795                3,175,795
      Stock to be issued (Note C) ...................         4,000                     --
      Additional paid-in capital ....................     1,215,028                1,215,028
      Accumulated deficit ...........................    (4,394,823)              (4,390,823)
                                                        -----------              -----------

      TOTAL STOCKHOLDERS'
         EQUITY .....................................          --                       --
                                                        -----------              -----------

      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY .......................   $      --                $      --
                                                        ===========              ===========




   The accompanying notes are an integral part of these financial statements.



                            PROCARE INDUSTRIES, LTD.
                            STATEMENTS OF OPERATIONS


                                                   For the years ended
                                                       December 31,
                                            ------------------------------------
                                            1998              1997            1996
                                            ----              ----            ----

NET SALES ......................        $      --        $     --         $    --

COSTS OF SALES ......................          --              --              --
                                         -----------      -----------      ----------

         GROSS PROFIT ...............          --              --              --
                                         -----------      -----------      ----------

OPERATING EXPENSES
      General and administrative ....          4,000           --              --
                                         -----------      -----------      ----------

TOTAL OPERATING EXPENSES ............          4,000           --              --
                                         -----------      -----------      ----------

NET INCOME ON OPERATIONS
   BEFORE INCOME TAXES ..............         (4,000)          --              --

INCOME TAXES ........................          --              --              --
                                         -----------      -----------       ----------

NET LOSS ............................   $    (4,000)     $     --         $    --
                                         ===========      ===========       ==========

BASIC LOSS PER SHARE ................   $      --        $     --         $    --
                                         ===========      ===========       ==========

WEIGHTED AVERAGE SHARES
      OUTSTANDING ...................     42,306,919       36,659,919       36,659,919
                                         ===========      ===========       ==========





   The accompanying notes are an integral part of these financial statements.


                                                  PROCARE INDUSTRIES, LTD.
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                     Common Stock                         Additional                       Total
                                             ---------------------------    Stock to        Paid-In      Accumulated   Stockholders'
                                               Shares          Amount       be Issued       Capital         Deficit       Equity
                                               ------          ------       ---------     ----------     -----------   -------------
Balance, December 31, 1995 .............     36,659,919     $3,175,795     $     --       $1,215,028     $(4,390,823) $        --
                                             ----------     ----------     ----------     ----------     ----------      ----------

Balance, December 31, l996 .............     36,659,919      3,175,795           --        1,215,028     (4,390,823)           --
                                             ----------     ----------     ----------     ----------     ----------      ----------

Balance, December 31, l997 .............     36,659,919      3,175,795           --        1,215,028     (4,390,823)           --

Common stock to be issued for
   payment of expenses (Note C) ........           --             --            4,000           --             --             4,000

Net loss ...............................           --             --             --             --           (4,000)         (4,000)
                                             ----------     ----------     ----------     ----------     ----------      ----------

Balance, December 31, 1998 .............     36,659,919     $3,175,795     $    4,000     $1,215,028     $(4,394,823) $        --
                                             ==========     ==========     ==========     ==========     ==========      ==========





   The accompanying notes are an integral part of these financial statements.


                                              PROCARE INDUSTRIES, LTD.
                                              STATEMENTS OF CASH FLOWS


                                                                      For the years ended
                                                                          December  31,
                                                               --------------------------------
                                                               1998          1997         1996
                                                               ----          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ...........................................   $(4,000)   $      --     $     --
      Stock to be issued for payment of expenses .........     4,000           --           --
                                                             -------    -----------   ----------

NET CASH USED IN OPERATING ACTIVITIES ....................      --             --           --
                                                             -------    -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES .....................      --             --           --
                                                             -------    -----------   ----------

NET CASH USED IN INVESTING ACTIVITIES ....................      --             --           --
                                                             -------    -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES .....................      --             --           --
                                                             -------    -----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ................      --             --           --
                                                             -------    -----------   ----------

NET INCREASE (DECREASE) IN CASH ..........................      --             --           --

CASH AT BEGINNING OF PERIOD ..............................      --             --           --
                                                             -------    -----------   ----------

CASH AT END OF PERIOD ....................................   $  --      $      --     $     --
                                                             =======    ===========   ==========


   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


A.    Organization and Summary of Significant Accounting Policies:

      Organization

      ProCare Industries, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on December 30, 1983 and became a publicly traded company on the NASDAQ market in 1984. In September 1988, the Company filed a Chapter 11 bankruptcy petition and subsequently liquidated all of its assets (Note B).

      The Company had no operations from 1990 through December 31, 1998. The Company is a development stage business which intends to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company.

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

      Cash and Cash Equivalents

      For the purpose of the statements of cash flows, the Company considers all
      investments   with  a  maturity  of  three  months  or  less  to  be  cash equivalents.

      Earnings Per Share

      Earnings per share are provided in accordance with Statement of Financial Accounting Standard No.128 (FAS No. 128) "Earnings Per Share". Due to the Company's simple capital structure, with only common stock outstanding, only basic earnings per share is presented. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding plus the weighted average of "stock to be issued" during the period.

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

                            PROCARE INDUSTRIES, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

B.    Chapter 11 Bankruptcy and Liquidation of Assets:

      On September 22, 1988, the Company filed a voluntary petition under Chapter 11, Title 11, O.S.C. with the United States Bankruptcy Court for the District of Colorado, Case Number 88 B 12842 E. Management of the Company, in conjunction with special legal counsel related to the bankruptcy proceedings, submitted a reorganization plan to the court in August 1989. Management of the Company operated under the Chapter 11 action until February 1990. On March 6, 1990, the secured creditors of the Company rejected the Plan of Reorganization. The Company ceased operations and was liquidated for the benefit of the secured creditors. Management believes all liabilities were discharged through the liquidation process. Management is unaware of any liabilities due as of December 31, 1998 or 1997 as a result of these proceedings.

C.    Common Stock:

      On November 10, 1998, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to reimburse the board members for $4,000 of expenses they paid on behalf of the Company. In January 1999, such shares were issued to the board members. Accordingly, this transaction is reported as "stock to be issued" in the accompanying balance sheet at December 31, 1998.

D.    Going Concern

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

                                    PART III

Item 9. Directors and Executive Officers of the Company

The following table sets forth all directors and executive officers of the Company, as of Deceember 31, 1998, as well as their ages:

        NAME                AGE              POSITION WITH COMPANY*

    Robert W. Marsik         52     Chairman of the Board of Directors, Chief
                                    Executive, Financial and Accounting Officer,
                                    President and Treasurer

    Allan Bergenfield        57     Director & Secretary

    Joseph V. Rizzo          67     Director

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

Allen Bergenfield has been a director of the Company since March 1987. He is the President and principal owner of Bergenfield and Associates, Inc. which is a regional sales and marketing company servicing primarily the Eastern Seaboard portion of the United States and provides sales, broker and marketing services for numerous personal care manufacturing companies. He established this business in 1985 after resigning a position as Senior Vice President of Marketing for Minnetonka Inc. a manufacturer of health and beauty aids.

Joseph V. Rizzo was a Director for the Company from it's inception until his resignation in 1987. Mr. Rizzo is now retired and resides in San Jose California. During his executive career he held positions of Vice President and President of numerous electronic and manufacturing companies, most recently with
D. B. Products and prior to that he was a Division President with Oak-Mitsui Corporation.

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

Employment Agreements:  None.

Item 11. Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of March 31, 1998, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock:


                          Name and Address of
Title of Class            Beneficial Owner             Number of Shares       Percent of Class (1)


Common Stock              Robert W. Marsik                   40,798,500              53.2 %
                          1960 White Birch Drive
                          Vista, California 92083

Common Stock              Allan Bergenfield                   2,234,000               2.9 %
                          12000  Trailridge Drive
                          Potomac, MD  20854

Common Stock              Joseph Rizzo                        2,000,000               2.6 %
                          1955 Bird Ave.
                          San Jose, CA 95125

Directors and Executive                                      44,032,500              57.4 %
Officers as a Group (1)
(one in number):

(1) Based on 76,659,919 shares of common stock issued and outstanding as of January 29, 1999.

Item 12.  Certain Transactions

In November 1998, the Board of Directors approved the issuance of 40,000,000 shares of it's common stock, which had no market value, to the three directors of the Company for approximately $ 4,000 in expenses advanced on behalf of the Company and for services provided in connection with reactivation of the Company and reestablishing the Company as a Colorado corporation in good standing. The share certificates were issued on January 29, 1999 as follows: 36,000,000 shares to Robert Marsik, and 2,000,000 shares each to Allan Bergenfield and Joseph Rizzo. Following this issuance, there were 76,659,919 shares issued and outstanding.

The office space, telephone and office supplies consumed by the Company are provided by Robert Marsik free of charge.

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

2. Financial Statement Schedules:
     Financial Data Schedule

3. Exhibits required by Item 601: None.

4. Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PROCARE INDUSTRIES, LTD.



Date: April 12, 1999                           By:  /s/ Robert W. Marsik
      -----------------                             ---------------------------
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


Date: April 12, 1999                           By:  /s/ Robert W. Marsik
      -----------------                             ---------------------------



                               * * * * * * * * * *