Form 10QSB
period 1999-03-31
PROCARE INDUSTRIES LTD
filed 1999-05-05
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 1999

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1999, there were approximately 76,659,919 common shares outstanding.

                 Transitional Small Business Disclosure Format.
                                [ ] Yes [X] No

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                             PROCARE INDISTRIES, LTD

                                  BALANCE SHEET



                                                    March 31,        March 31,
                                                       1999             1998
                                                    ---------       -----------
                                                   (Unaudited)      (Unaudited)


ASSETS ........................................   $     -0-        $     -0 -
                                                   -----------      -----------

      TOTAL ASSETS ............................   $     -0-        $     -0-
                                                   -----------      -----------

LIABILITIES ...................................   $     -0-        $     -0-
                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES .................   $     -0-        $     -0-
                                                   -----------      -----------

      TOTAL LIABILITIES .......................   $     -0-        $     -0-
                                                   -----------      -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued.
   Common stock, no par value, 100,000,000
    shares authorized, 76,659,919 shares issued
    and outstanding ...........................   $ 3,175,795      $ 3,175,795
   Additional paid-in capital .................   $ 1,215,028      $ 1,215,028
   Accumulated deficit ........................  ($ 4,394,823)    ($ 4,390,823)
                                                   -----------      -----------

      TOTAL STOCKHOLDERS' EQUITY ..............   $     -0-        $     -0-
                                                   -----------      -----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY ....................   $     -0-        $     -0-
                                                   -----------      -----------







   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                  (UNAUDITIED)

   For the three months ended March 31, 1999 and March 31, 1998, respectively


                                                         3-31-99           3-31-98
                                                         -------           -------

NET SALES ..................................         $       -0-       $       -0-

COSTS OF SALES .............................         $       -0-       $       -0-


             GROSS PROFIT ..................         $       -0-       $       -0-


OPERATING EXPENSES
        General and Administrative .........         $       -0-       $       -0-

TOTAL OPERATING EXPENSES ...................         $       -0-       $       -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES ....................         $       -0-       $       -0-

INCOME TAXES ...............................         $       -0-       $       -0-


NET INCOME .................................         $       -0-       $       -0-
                                                       -----------      -----------


INCOME PER AVERAGE COMMON SHARE ............         $       -0-       $       -0-









   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

   For the three months ended March 31, 1999 and March 31, 1998, respectively.

                                                           1999            1998
                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ..................................      $      -0-      $      -0-

NET CASH USED IN OPERATING ACTIVITIES ...........      $      -0-      $      -0-

CASH FLOWS FROM INVESTING ACTIVITIES ............      $      -0-      $      -0-

CASH FLOWS FROM FINANCING ACTIVITIES ............      $      -0-      $      -0-

NET INCREASE (DECREASE) IN CASH .................      $      -0-      $      -0-

CASH, BEGINNING OF PERIOD .......................      $      -0-      $      -0-

CASH, END OF PERIOD .............................      $      -0-      $      -0-


                            PROCARE INDUSTRIES, LTD.
                          Notes to Financial Statements
                                   (Unaudited)

PART I

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Annual Report on Form 10-KSB of ProCare Industries, Ltd. (the Company) for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Note 2. The Company was incorporated under the laws of the State of Colorado on December 30, 1883 and became a publicly traded company on the NASDAQ market in 1984. In September 1988 the Company filed a Chapter 11 bankruptcy petition. The bankruptcy petition was dismissed in March 1990 when the secured creditors rejected the Plan of Reorganization submitted by management. All assets were thereafter liquidated for the benefit of the secured creditors and the Company discontinued business operations.

Note 3. Management believes all liabilities which existed in February 1990 were discharged through the liquidation process or through the statute of limitation on commercial credit obligations.

Note 4. Registrant has not declared or paid dividends on its common shares since inception.

Note 5. Income taxes have not been provided for in that registrant has had no income tax liabilities since inception.

Note 6. The Company had no operations from 1990 through March 31, 1999. The Company is a development stage business which intends to attempt to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company. The anticipated acquisition would be through a "reverse merger" process whereby the "owners" of the acquired company acquire controlling voting stock and management of the Company and replace the present board of directors.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations :   ( See note 5 above ).

Liquidity and Capital Resources : The Company presently has no source of liquidity or capital. Minimal operating expenses, if any, are expected to be advanced by the Company's President, subject to reimbursement in the future if the Company achieves sufficient liquidity.

                            PROCARE INDUSTRIES, LTD.
                          Notes to Financial Statements
                                   (Unaudited)



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

PART II  -  OTHER INFORMATION

Item 1. Litigation : There is no pending litigation which the Company is presently a party to and management in not aware of any litigation which may arise in the future.

Item 2.    Change in Securities :

(a)      Not applicable.

(b)      Not applicable.

(c) Unregistered securities. In November 1998, the Board of Directors approved the issuance of 40,000,000 shares of it's common stock, which had no market value, to the three directors of the Company for approximately $ 4,000 in expenses advanced on behalf of the Company and for services provided in connection with reactivation of the Company and reestablishing the Company as a Colorado corporation in good standing. The share certificates were issued on January 29, 1999 as follows: 36,000,000 shares to Robert Marsik, and 2,000,000 shares each to Allan Bergenfield and Joseph Rizzo. The Company relied upon
Section 4(2) of the Securities Act of 1933, as amended, in claiming an exemption from the registration requirements of the Securities Act in issuing the securities. Following this issuance, there were 76,659,919 common shares issued and outstanding.

(d)      Not applicable.

Item 3.    Default Upon Senior Securities :   None.

Item 4.    Submission of Matters to a Vote of Security Holders : None.

Item 5. Other Information : On March 9, 1999 the Company obtained clearance from NASD for the common stock of the Company to be listed on the NASD Bulletin Board under the trading symbol PCRF. The common stock will trade on the OTC Bulletin Board as a fully reporting company.

Item 6.   Exhibits and Reports of Form 8-K :

(a)      The following exhibits are filed with this report:

         3(i)     Articles of Incorporation and Amendments thereto
         3(ii)    Bylaws
         27       Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rdh day of May, 1999.

PROCARE INDUSTRIES, LTD.
(Registrant)


By  /s/ Robert W. Marsik
  ----------------------------------
  Robert W. Marsik, President and
  Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit No.         Document                                          Page No.
----------          --------                                          -------

  3(i)              Articles of Incorporation and Amendments thereto     9
  3(ii)             Bylaws
  27                Financial Data Schedule