Form 10KSB40/A
period 1998-12-31
PROCARE INDUSTRIES LTD
filed 1999-06-17
CIK 742876

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

On  September   22,  1988,   the  Company   filed  a  petition  for  Chapter  11
Reorganization with the United States Bankruptcy Court for the District of Colorado, listing $1,600,000 in assets and $1,200,000 in liabilities. The reorganization was unsuccessful, no plan of reorganization was approved by secured creditors and in February 1990, the Chapter 11 filing was dismissed and the business activities of the Company ceased. During the reorganization, all assets of the Company were converted to cash and distribute to secured creditors. The Company believes that claims of unpaid creditors have become uncollectible against the Company under statutes of limitations applicable to the collection of commercial debt. This position is not based on any opinion of counsel or court decision. The Company considers that because all such claims arose in 1988 or earlier and the Company is aware of no circumstances which would lead to tolling of any applicable statute of limitations, the likelihood that any claim would be enfoceable against the Company is remote.

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

*Negligible in amount.

(1) The Company believes that there were approximately $ 1,200,000 in unpaid obligations of the Company at the time the bankruptcy reorganization was dismissed in February 1990. The Company believes none of such claims would be collectible by creditors as the statute of limitations applicable to collection of such debt has expired. This position is not based on any opinion of counsel or court decision. The Company considers that because all such claims arose in 1988 or earlier and the Company is aware of no circumstances which would lead to tolling of any applicable statute of limitations, the likelihood that any claim would be enfoceable against the Company is remote.

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



Date: June __, 1999                            By:  /s/ Robert W. Marsik
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


Date: June __, 1999                            By:  /s/ Robert W. Marsik
      -----------------                             ---------------------------



                               * * * * * * * * * *