Form 10QSB
period 1999-06-30
PROCARE INDUSTRIES LTD
filed 1999-08-13
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30,1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 0-13066

                            ProCare Industries, Ltd.
        (Exact name of small business issuer as specified in its charter)

                  Colorado                               84-0932231
       (State or other jurisdiction of              ( I.R.S. employer
        incorporation or organization)            identification number)

1960 White Birch Drive, Vista, CA                           92083
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:   760-599-8559

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1999 there were approximately 76,659,919 common shares outstanding. As of July 8, 1999 there were approximately 766,600 common shares outstanding. (see Part II, note 3. Submission of matters to a vote of Security Holders).

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                             PROCARE INDUSTRIES, LTD

                                  BALANCE SHEET

                                                       June 30,    December  31,
                                                        1999           1998
                                                        ----           ----
                                                     (Unaudited)


ASSETS ...........................................   $  -0-        $    -0 -
                                                     --------      -----------

      TOTAL ASSETS ...............................   $  -0-        $    -0-
                                                     --------      -----------

LIABILITIES ......................................   $ 10,766      $    -0-
                                                     --------      -----------

COMMITMENTS AND CONTINGENCIES (2) ................   $  -0-        $    -0-
                                                     --------      -----------
      TOTAL LIABILITIES ..........................   $ 10,766      $    -0-
                                                     --------      -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued ................
   Common stock, no par value, 100,000,000 shares
    authorized, as of June 30, 1999 76,659,919,
    and 36,659,919 shares issued and outstanding
    at 2-31-98(1).................................   $ 17,566      $ 3,175,795
   Additional paid-in capital ....................   $  -0-        $ 1,215,028
   Accumulated deficit ...........................  ($ 17,566 )   ($ 4,390,823)
                                                     --------      -----------

      TOTAL STOCKHOLDERS' EQUITY .................   $  -0-        $    -0-
                                                     --------      -----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY .......................   $  -0-        $    -0-
                                                     --------      -----------








   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                  (UNAUDITIED)

     For the six months ended June 30, 1999, and June 30, 1998, respectively



                                               6-30-99         6-30-98
                                               -------         -------
NET SALES ...............................    $   -0-        $    -0-

COSTS OF SALES ..........................    $   -0-        $    -0-


             GROSS PROFIT ...............    $   -0-        $    -0-


OPERATING EXPENSES
        General and Administrative ......    $ 13,566       $    -0-

TOTAL OPERATING EXPENSES ................    $ 13,566       $    -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES .................   ($ 13,566)      $    -0-

INCOME TAXES ............................    $   -0-        $    -0-


NET INCOME ..............................   ($ 13,566)      $    -0-
                                             --------        ---------


INCOME PER AVERAGE COMMON SHARE .........   ($   0.02)      $    -0-












   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


    For the three months ended June 30, 1999 and June 30, 1998 respectively.


                                              6-30-99         6-30-98
                                              -------         -------
NET SALES ...............................    $   -0-        $    -0-

COSTS OF SALES ..........................    $   -0-        $    -0-


             GROSS PROFIT ...............    $   -0-        $    -0-


OPERATING EXPENSES
        General and Administrative ......    $ 13,566       $    -0-

TOTAL OPERATING EXPENSES ................    $ 13,566       $    -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES .................   ($ 13,566)      $    -0-

INCOME TAXES ............................    $   -0-        $    -0-


NET INCOME ..............................   ($ 13,566)      $    -0-
                                             --------        ---------


INCOME PER AVERAGE COMMON SHARE .........   ($   0.02)      $    -0-









   The accompanying notes are an integral part of these financial statements.


                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

     For the six months ended June 30, 1999 and June 30, 1998, respectively.

                                              1999          1998
                                              ----          -----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss .........................  ($ 13,566)      $   -0-

NET CASH USED IN OPERATING ACTIVITIES ..   $ 13,566       $   -0-

CASH FLOWS FROM INVESTING ACTIVITIES ...   $ 13,566       $   -0-

CASH FLOWS FROM FINANCING ACTIVITIES ...   $ 13,566       $   -0-

NET INCREASE (DECREASE) IN CASH ........   $   -0-        $   -0-

CASH, BEGINNING OF PERIOD ..............   $   -0-        $   -0-

CASH, END OF PERIOD ....................   $   -0-        $   -0-








   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.
                          Notes to Financial Statements
                                   (Unaudited)

PART I ( continued )


ProCare Industries, Ltd. (the Company) was incorporated under the laws of the State of Colorado on December 30, 1983 and became a publicly traded company on the NASDAQ market in 1984. In September 1988 the Company filed a Chapter 11 bankruptcy petition and subsequently dismissed the Chapter 11 action and liquidated all Company assets in March 1990, when the secured creditors rejected the Plan of Reorganization submitted by management. No operations occurred between 1990 and July 1, 1998.

Note 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the current financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading. As discussed in Note 4, the financial statements as of June 30, 1999 have been prepared as if the changes approved by shareholders were effective January 1, 1999, as to the quasi-reorganization and June 30, 1999 as to the reverse stock split.

Note 2. The Company had no operations from 1990 through June 30, 1998. The Company is a development stage business which intends to attempt to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company. The anticipated acquisition would likely be through a "reverse merger" process whereby the "owners" of the acquired company would take control of a majority of the voting stock, Board of Directors and management of the Company.

Note 3. Income taxes have not been provided for in that the registrant has had no tax liability since inception. Registrant has not declared or paid a dividend on its common stock since inception.

Note 4. The Stockholders Equity section has been changed to reflect the approval by shareholders on July 6, 1999 of: (A) a quasi-reorganization to eliminate the accumulated deficit and paid in capital which accumulated since inception of the Company, effective January 1, 1999, and (B) a 1 for 100 reverse split of the common stock, effective July 8, 1999.

Note 5. In July 1999 the Company, through the Board of Directors, entered into an agreement with Robert Marsik, its President, whereby Mr. Marsik agreed to serve as President and to continue to fund the expenses of the Company and the expenses associated with an acquisition, if one occurs, for the next twelve months or until an acquisition transaction, if earlier, for a contingent fee of $150,000. The contingent fee shall be payable to Marsik only if an acquisition or reverse merger occurs, and only if the funds are available.

ITEM 2. Management's Plan of Operation. Management intends to locate and acquire, or be acquired by, another business. Management believes that a significant number of private businesses would be interested in a business combination with the Company, primarily in order to become a public-reporting entity with a market for its securities. The Company is a public-reporting entity with common stock listed on the NASD OTC Bulletin Board.

Year 2000 concerns. Since the Company has had no operations from 1990 through June 1998 there are no historical records currently maintained on computer files and the Company currently owns no computer equipment. Therefore, the year 2000 concerns that may impact other businesses should have little or no impact on the Company. However, the year 2000 concerns may have an impact on any business the Company may acquire in the future and management intends to research this issue as part of the "due diligence" related to any potential acquisition.

Liquidity and Capital Resources: The Company presently has no source of liquidity or capital, other than the commitment of its President to continue to provide needed funds.


PART II  -  OTHER INFORMATION

Item 1. Legal Proceedings: There is no pending litigation in which the Company is presently a party to and management is not aware of any litigation which may arise in the future.

Item 2.    Changes in Securities and Use of Proceeds:

(a) During the second quarter shareholders approved a 1 for 100 reverse stock split of the common stock which became effective July 8, 1999.

(c) Effective January 29, 1999 the Company issued 40,000,000 shares of its common stock to three members of the Board of Directors for costs incurred by those Directors in "cleaning up" the Company and submitting the appropriate documents to the SEC so that the Company will again be in compliance with reporting obligations under Security Exchange Act of 1934, as amended. The Company relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

Item 3.    Default Upon Senior Securities:  None.

Item 4. Submission of Matters to a Vote of Security Holders: At a special meeting of shareholders on July 6, 1999 shareholders considered several matters submitted by Proxy Statement to shareholders of record as of June 17, 1999. The matters were: (a) a 1 for 100 reverse split of the common stock, (b) elimination of paid in capital and deficit accumulated prior to December 31, 1999 (a "quasi-reorganization"), (c) election of three Directors, and (d) approval to change the name of the Company upon completion of a reverse merger or acquisition. All of these issues pertained to "cleaning up" the Company to accommodate an acquisition of an operating business. At the shareholders' meeting the Board of Directors, Robert Marsik, Allan Bergenfield and Joseph Rizzo was re-elected and the other three matters were approved. All of these issues were approved by more than a majority of outstanding shares. Now that these steps have been taken, management will actively seek a suitable acquisition partner. There are now 766,600 shares outstanding.

Item 5. Other Information: On March 9, 1999 an unaffiliated broker/dealer obtained clearance from NASD for the common stock of the Company to trade on the OTC electronic Bulletin Board. The trading symbol PCRF was established.

Item 6.   Exhibits and Reports of Form 8-K:

(a)  Exhibits.

     27   Financial Data Schedule.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the second quarter:

     1. On May 10, 1999 the Company filed a Report on Form 8-K advising the agency that the Company's certified public accountants, Harlan & Boettger, LLP, announced that it was resigning as accountants for the Company effective May 3, 1999. Management was informed at that time that Harlan & Boettger was resigning because of changes in its business strategy, not as a result of any dispute or disagreement with the Company.

     2. On July 8, 1999 the Company filed a Report on Form 8-K advising the agency that Shareholders had approved a 1 for 100 reverse split of the common stock and a quasi-reorganization to eliminate its paid-in capital and the deficit incurred prior to December 31, 1998. The Company had 76,659,919 common shares outstanding prior to the reverse split and 766,600 common shares issued and outstanding following the reverse split.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of August, 1999.

PROCARE INDUSTRIES, LTD.
(Registrant)


By   /s/ Robert W. Marsik
     --------------------------------------------------------
     Robert W. Marsik, President and Chief Executive Officer

                                     *******