Form 10QSB/A
period 1999-06-30
PROCARE INDUSTRIES LTD
filed 1999-10-27
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 1999 there were approximately 76,659,919 common shares outstanding. As of July 8, 1999 there were approximately 766,600 common shares outstanding. (see Part II, note 3. Submission of matters to a vote of Security Holders).

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                             PROCARE INDUSTRIES, LTD

                                  BALANCE SHEET

                                                      June 30,    December  31,
                                                        1999           1998
                                                        ----           ----
                                                     (Unaudited)


ASSETS ...........................................   $  -0-         $    -0 -
                                                     --------      -----------

      TOTAL ASSETS ...............................   $  -0-         $    -0-
                                                     --------      -----------

LIABILITIES ......................................   $  9,793       $    -0-
                                                     --------      -----------

COMMITMENTS AND CONTINGENCIES (2) ................   $  -0-         $    -0-
                                                     --------      -----------
      TOTAL LIABILITIES ..........................   $  9,793       $    -0-
                                                     --------      -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued ................
   Common stock, no par value, 100,000,000 shares
    authorized:  76,659,919, and 36,659,919 shares
    issued and outstanding at June 30, 1999 and
    December 31, 1998(1)(4) ......................   $ 13,566      $ 3,179,795
   Additional paid-in capital(1) .................   $  -0-        $ 1,215,028
   Accumulated deficit(1) ........................  ($ 23,359 )   ($ 4,394,823)
                                                     --------      -----------

      TOTAL STOCKHOLDERS' EQUITY .................  $   -0-        $    -0-
                                                    ---------      -----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY .......................   $  -0-        $    -0-
                                                     --------      -----------








   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                  (UNAUDITIED)

     For the six months ended June 30, 1999, and June 30, 1998, respectively



                                               6-30-99         6-30-98
                                               -------         -------
NET SALES ...............................    $   -0-        $    -0-

COSTS OF SALES ..........................    $   -0-        $    -0-


             GROSS PROFIT ...............    $   -0-        $    -0-


OPERATING EXPENSES
        General and Administrative ......    $ 23,359       $    -0-

TOTAL OPERATING EXPENSES ................    $ 23,359       $    -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES .................   ($ 23,359)      $    -0-

INCOME TAXES ............................    $   -0-        $    -0-


NET INCOME ..............................   ($ 23,359)      $    -0-
                                             --------        ---------


INCOME PER AVERAGE COMMON SHARE .........   ($   0.03)      $    -0-












   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


    For the three months ended June 30, 1999 and June 30, 1998 respectively.


                                              6-30-99         6-30-98
                                              -------         -------
NET SALES ...............................    $   -0-        $    -0-

COSTS OF SALES ..........................    $   -0-        $    -0-


             GROSS PROFIT ...............    $   -0-        $    -0-


OPERATING EXPENSES
        General and Administrative ......    $ 23,359       $    -0-

TOTAL OPERATING EXPENSES ................    $ 23,359       $    -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES .................   ($ 23,359)      $    -0-

INCOME TAXES ............................    $   -0-        $    -0-


NET INCOME ..............................   ($ 23,359)      $    -0-
                                             --------        ---------


INCOME PER AVERAGE COMMON SHARE .........   ($   0.03)      $    -0-









   The accompanying notes are an integral part of these financial statements.


                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

     For the six months ended June 30, 1999 and June 30, 1998, respectively.

                                              1999          1998
                                              ----          -----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss .........................  ($ 23,359)      $   -0-

NET CASH USED IN OPERATING ACTIVITIES ..   $ 13,566       $   -0-

CASH FLOWS FROM INVESTING ACTIVITIES ...   $ 13,566       $   -0-

CASH FLOWS FROM FINANCING ACTIVITIES ...   $  9,793       $   -0-

NET INCREASE (DECREASE) IN CASH ........   $   -0-        $   -0-

CASH, BEGINNING OF PERIOD ..............   $   -0-        $   -0-

CASH, END OF PERIOD ....................   $   -0-        $   -0-








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

Note 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the current financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading. As discussed in Note 4, the financial statements as of June 30, 1999 have been prepared as if the changes approved by shareholders were effective January 1, 1999 as to the quasi-reorganization, and June 30, 1999 as to the reverse stock split.

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

Note 4. The Stockholders Equity section has been changed to reflect the approval by shareholders on July 6, 1999 of: (A) a quasi-reorganization to eliminate the accumulated deficit and paid in capital which accumulated from inception of the Company through December 31, 1998, effective January 1, 1999, and (B) a 1 for 100 reverse split of the common stock, effective July 8, 1999.

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

(c) Effective January 29, 1999 the Company issued 40,000,000 shares of its common stock to three members of the Board of Directors for costs incurred and paid in 1998 by those Directors in "cleaning up" the Company and submitting the appropriate documents to the SEC so that the Company will again be in compliance with reporting obligations under Security Exchange Act of 1934, as amended. The Company relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

Item 3.    Default Upon Senior Securities:  None.

Item 4. Submission of Matters to a Vote of Security Holders: At a special meeting of shareholders on July 6, 1999 shareholders considered several matters submitted by Proxy Statement to shareholders of record as of June 17, 1999. The matters were: (a) a 1 for 100 reverse split of the common stock, (b) elimination of paid in capital and deficit accumulated prior to December 31, 1998 (a "quasi-reorganization"), (c) election of three Directors, and (d) approval to change the name of the Company upon completion of a reverse merger or acquisition. All of these issues pertained to "cleaning up" the Company to accommodate an acquisition of an operating business. At the shareholders' meeting the Board of Directors, Robert Marsik, Allan Bergenfield and Joseph Rizzo was re-elected and the other three matters were approved. All of these issues were approved by more than a majority of outstanding shares. Now that these steps have been taken, management will actively seek a suitable acquisition partner. There are now approximately 766,715 shares outstanding.

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

     2. On July 8, 1999 the Company filed a Report on Form 8-K advising the agency that Shareholders had approved a 1 for 100 reverse split of the common stock and a quasi-reorganization to eliminate its paid-in capital and the deficit incurred prior to December 31, 1998. The Company had 76,659,919 common shares outstanding prior to the reverse split and approximately 766,660 common shares issued and outstanding following the reverse split.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of October, 1999.

PROCARE INDUSTRIES, LTD.
(Registrant)


By   /s/ Robert W. Marsik
     --------------------------------------------------------
     Robert W. Marsik, President and Chief Executive Officer

                                     *******