Form 10QSB
period 1999-09-30
PROCARE INDUSTRIES LTD
filed 1999-10-27
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30,1999

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1999 there were approximately 766,715 common shares outstanding.

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                             PROCARE INDUSTRIES, LTD

                                  BALANCE SHEET

                                                    September 30,  December 31,
                                                        1999           1998
                                                        ----           ----
                                                     (Unaudited)


ASSETS ...........................................   $   -0-        $    -0 -
                                                                   -----------

      TOTAL ASSETS ...............................   $   -0-        $    -0-
                                                     ---------     -----------

LIABILITIES ......................................   $  15,814      $    -0-
                                                     ---------     -----------

COMMITMENTS AND CONTINGENCIES(2) .................   $   -0-        $    -0-
                                                     ---------     -----------
      TOTAL LIABILITIES ..........................   $  15,814      $    -0-
                                                     ---------     -----------


STOCKHOLDERS' EQUITY
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued ................
   Common stock, no par value, 100,000,000 shares
    authorized:  766,715, and 36,659,919 shares
    issued and outstanding at September 30, 1999
    and September 30, 1998(1) ....................  $  20,328       $3,179,795
   Additional paid-in capital(1) .................  $    -0-        $1,215,028
   Accumulated deficit(1) ........................ ($  36,142)     ($4,394,823)
                                                     --------       ----------

      TOTAL STOCKHOLDERS' EQUITY .................   $  -0-        $    -0-
                                                     --------      -----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY .......................   $  -0-        $    -0-
                                                     --------      -----------








   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                  (UNAUDITIED)

                 For the three months ended September 30, 1999
                      and September 30, 1998, respectively



                                                 1999         1998
                                                 ----         ----
NET SALES ...............................    $   -0-        $    -0-

COSTS OF SALES ..........................    $   -0-        $    -0-


             GROSS PROFIT ...............    $   -0-        $    -0-


OPERATING EXPENSES
        General and Administrative ......    $ 12,783       $    -0-

TOTAL OPERATING EXPENSES ................    $ 12,783       $    -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES .................   ($ 12,783)      $    -0-

INCOME TAXES ............................    $   -0-        $    -0-


NET INCOME ..............................   ($ 12,783)      $    -0-
                                             --------        ---------


INCOME PER AVERAGE COMMON SHARE .........   ($   0.02)      $    -0-












   The accompanying notes are an integral part of these financial statements.

                            PROCARE INDUSTRIES, LTD.

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


For the nine months ended September 30, 1999 and September 30, 1998 respectively


                                                1999            1998
                                                ----            ----
NET SALES ...............................    $   -0-        $    -0-

COSTS OF SALES ..........................    $   -0-        $    -0-


             GROSS PROFIT ...............    $   -0-        $    -0-


OPERATING EXPENSES
        General and Administrative ......    $ 36,142       $    -0-

TOTAL OPERATING EXPENSES ................    $ 36,142       $    -0-


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES .................   ($ 36,142)      $    -0-

INCOME TAXES ............................    $   -0-        $    -0-


NET INCOME ..............................   ($ 36,142)      $    -0-
                                             --------        ---------


INCOME PER AVERAGE COMMON SHARE .........   ($   0.05)      $    -0-









   The accompanying notes are an integral part of these financial statements.


                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                           For the nine months ended
            September 30, 1999 and September 30, 1998, respectively.

                                              1999          1998
                                              ----          -----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss .........................  ($ 36,142)      $   -0-

NET CASH USED IN OPERATING ACTIVITIES ..   $ 20,328       $   -0-

CASH FLOWS FROM INVESTING ACTIVITIES ...   $ 20,328       $   -0-

CASH FLOWS FROM FINANCING ACTIVITIES ...   $ 15,814       $   -0-

NET INCREASE (DECREASE) IN CASH ........   $   -0-        $   -0-

CASH, BEGINNING OF PERIOD ..............   $   -0-        $   -0-

CASH, END OF PERIOD ....................   $   -0-        $   -0-








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

Note 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the current financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading. As discussed in Note 4, the financial statements as of September 30, 1999 have been prepared as if the changes approved by shareholders were effective January 1, 1999, as to the quasi-reorganization and June 30, 1999 as to the reverse stock split.

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

Note 4. The Stockholders Equity section reflects the approval by shareholders on July 6, 1999 of: (A) a quasi-reorganization to eliminate the accumulated deficit and paid in capital which accumulated from inception of the Company through December 31, 1998 effective January 1, 1999, and (B) a 1 for 100 reverse split of the common stock, effective July 8, 1999.

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

(c) Effective January 29, 1999 the Company issued 40,000,000 shares of its common stock to three members of the Board of Directors for costs incurred in 1998 by those Directors in "cleaning up" the Company and submitting the appropriate filings to the SEC so that the Company is in compliance with reporting obligations under Security Exchange Act of 1934, as amended. The Company relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

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

Item 6.   Exhibits and Reports of Form 8-K:

(a)  Exhibits.

     27   Financial Data Schedule.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the third quarter:

     1. On July 8, 1999 the Company filed a Report on Form 8-K advising the agency that Shareholders had approved a 1 for 100 reverse split of the common stock and a quasi-reorganization to eliminate its paid-in capital and the deficit incurred prior to December 31, 1998. The Company had 76,659,919 common shares outstanding prior to the reverse split and approximately 766,660 common shares issued and outstanding following the reverse split.

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