Form 10KSB
period 1999-12-31
PROCARE INDUSTRIES LTD
filed 2000-03-31
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended:    December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition  period from                 to
                                     ---------------    -----------------

     Commission file number:   0-13066

                            PROCARE INDUSTRIES, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                         84-0932231
 ------------------------------                          ---------------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                          identification number)

1960 White Birch Drive, Vista, California                       92083
-----------------------------------------                     --------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:     (760) 599-8559

Securities registered pursuant to Section 12(b) of the Act:    None

Securities  registered  pursuant to Section 12(g) of the Act:

                               Title of each class
                           --------------------------
                           Common Stock, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 29, 2000 the aggregate market value of the voting stock held by non-affiliates was approximately $9,590,178.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 29, 2000, there were approximately 1,785,559 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

                                     PART I

Item 1.  Description of Business

ProCare Industries, Ltd. ("ProCare" or the "Company"), was incorporated under the laws of Colorado on December 30, 1983, primarily for the purpose of developing, manufacturing and marketing certain electronic testing products and consumer products. On November 11, 1984, we completed an initial public offering in which we issued 10,336,210 shares of no par value common stock for net proceeds of $1,284,303. On March 26, 1986, we completed an offering made to existing shareholders and to the public in which 2,617,377 units (each consisting of one common share and one stock purchase warrant) were sold for net proceeds of approximately $906,000. We redeemed the unexercised warrants on September 4, 1986; however, prior to redemption, 2,526,741 warrants were exercised at $.60 each, resulting in net proceeds to us of approximately
$1,515,954. During 1988, we conducted a private offering of units, raising approximately $95,000 in gross proceeds, which resulted in the issuance of 905,000 common shares and an equal number of two series of warrants, each of which subsequently expired.

On September 22, 1988, we filed a petition for Chapter 11 Reorganization with the United States Bankruptcy Court for the District of Colorado, listing $1,600,000 in assets and $1,200,000 in liabilities. The reorganization was unsuccessful as no plan of reorganization was approved by secured creditors. During the reorganization, all our assets were converted to cash and distributed to secured creditors. In February 1990, the Chapter 11 filing was dismissed after secured creditors received the net remaining assets. Thereafter, we conducted no further business. We believe that claims of unpaid creditors became uncollectible because various statutes of limitation applicable to the collection of commercial debt would prevent enforcement of any claims.

On December 15, 1997, Mr. Robert W. Marsik, Allan Bergenfield and Joseph Rizzo, the sole remaining directors and executive officer adopted a new plan of business for ProCare. They appointed new officers for the purpose of bringing the plan to bear. The new plan primarily provided for the "clean up" of ProCare so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the U.S. Securities and Exchange Commission and the Internal Revenue Service. These initial objectives were achieved in 1998.

On November 10, 1998 our Board of Directors approved issuance of 40,000,000 common shares which were issued to three Directors for approximately $4,000 of costs incurred on behalf of ProCare. The common shares issued were: 36,000,000 to Robert Marsik and 2,000,000 each to Allan Bergenfield and Joseph Rizzo. The 40,000,000 shares were issued on January 29, 1999, bringing the total number of shares then outstanding to 76,659,919. Effective July 8, 1999 the shareholders approved a 1 for 100 reverse split, bringing the total number of shares outstanding after the reverse split to 766,715. All subsequent references in this report to our outstanding common stock or issuances of our common stock reflect this reverse stock split.

On November 23, 1999 the Board of Directors authorized the sale of 793,844 restricted common shares for $25,000 pursuant to a stock purchase agreement with Arlington Capital LLC. At the same time the Board of Directors authorized Robert Marsik, our president to purchase 125,000 restricted common shares for $3,937 subject to repurchase if Mr. Marsik is not available to provide services to ProCare through completion of a merger transaction. On December 16, 1999 the Board of Directors authorized the sale of 100,000 restricted common shares to an unaffiliated third party, bringing the total number of shares outstanding to 1,785,559.

Phase two of the business plan includes attempting to acquire either a U.S. based or a foreign based corporation that is privately owned, has assets, revenues and earnings, and wishes to become a publicly owned corporation. As of December 17, 1999 we signed a Letter of Intent describing our mutual intention that ProCare will acquire all of the outstanding stock, including business and assets, of Fastpoint Communications, Inc. which is a privately-held Delaware corporation based in Los Angeles, California engaged in business as an Internet service provider. The "reverse merger," pursuant to which we will issue stock equal to about 88% of outstanding shares following the merger, is expected to be completed in early 2000.

Item 2.  Description of Properties

The principal executive offices of ProCare are presently located at 1960 White Birch Drive, Vista, California 92083. The telephone number at this address is
(760) 599-8559. There is no rental agreement in place. ProCare is receiving the use of this space free of charge from Mr. Marsik.

Item 3.  Litigation

No material legal proceedings to which ProCare is a party or to which the property of ProCare is subject is pending and no such material proceeding is known by management of ProCare to be contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders on July 6, 1999 shareholders considered several matters submitted by Proxy Statement to shareholders of record as of June 17, 1999. The matters were: (a) a 1 for 100 reverse split of the outstanding common stock, (b) elimination of paid in capital and deficit accumulated prior to January 1, 1999 (a "quasi-reorganization"), (c) election of three Directors, and (d) approval to change the name of ProCare by amending its Articles of Incorporation upon completion of a reverse merger or acquisition. All of the issues pertained to "cleaning up" ProCare to accommodate an acquisition of an operating business. At the shareholders' meeting Robert Marsik, Allan Bergenfield and Joseph Rizzo were re-elected and the other three matters were approved by more than a majority of outstanding shares. Following the reverse split there were approximately 766,715 common shares (subject to minor adjustments for rounding of fractional shares) and no preferred shares outstanding.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

On March 9, 1999 an unaffiliated broker/dealer obtained clearance from NASD for trading of ProCare's common stock on the electronic NASD OTC Bulletin Board ("OTCBB") system under the symbol PCRF. There are three market makers listed and there has been modest trading volumes reported from May 1999 through December 31, 1999. We are not aware of any reported trading of, or quotes for, our common stock before March 1999. As reported by the OTCBB the reported high and low bid for ProCare's common stock during the last two fiscal years were as set forth below. According to information furnished by the OTCBB, only sporadic trading in very limited volumes has occurred. These quotations reflect interdealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                         Common Stock
                                                      ------------------
                                                      High           Low
                                                      ----           ---
1998: (no reported trades)

1999:
    First quarter ..............................      none           none
    Second quarter .............................     $0.015         $0.015
    Third quarter ..............................     $0.015         $0.015
    Fourth quarter .............................     $ 3.25         $0.125
2000:
    First quarter through March 15..............     $10.50         $ 4.25

Outstanding Shares and Shareholders

As of December 31, 1999 there were 1,785,559 common shares outstanding held by 2,091 holders of record. (See note D in notes to financial statements)

Dividends

ProCare has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Sales of Unregistered Securities

During the last three fiscal years ProCare issued the following unregistered securities.

(a) On November 10, 1998 we approved issuance of 400,000 shares of our common stock to our three directors, Robert Marsik, Allan Bergenfield and Joseph Rizzo for approximately $4,000 of costs incurred personally by the directors in bringing ProCare into good standing. The shares were issued in January 1999. No underwriter was involved in the transaction. As directors, the persons to whom the shares were issued had full information concerning the business and affairs of ProCare and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed in the certificate evidencing the shares and our stock transfer agent was directed to enter "stop transfer" instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

(b) On November 15, 1999 ProCare sold 793,844 shares of its no par value common stock to Arlington Capital, a nonaffiliated entity for $25,000. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of ProCare and purchased the shares for investment and for his own account and not for purposes of distribution of the shares to other persons. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter "stop transfer" instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

(c) On November 15, 1999 ProCare issued 125,000 shares to Robert W. Marsik, the president of the Company for $3,937. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of ProCare and purchased the shares for investment and for his own account and not for purposes of distribution of the shares to other persons. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter "stop transfer" instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

(d) On December 16, 1999 ProCare issued 100,000 shares to i3 Communications, an unaffiliated entity for $3,000. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of ProCare and purchased the shares for investment and for his own account and not for purposes of distribution of the shares to other persons. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter "stop transfer" instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares with registration.

Item 6.  Management's Plan of Operations

The following information should be reviewed in connection with the financial statements and notes to financial statements identified under Item 7, below and included with this report:

                                             Years Ended December 31,
                                       1999            1998             1997

Statement of Operations:
Revenues .....................   $      --         $    --         $    --
Operating Expenses ...........          --              --              --
                                 -----------       ----------       ----------
Net Profit (Loss) ............   $   (38,849)      $  (4,000)      $    --
Profit (Loss) Per Share ......             *               *             *

Balance Sheet Data:
Assets .......................   $    14,936       $    --         $    --
Liabilities ..................        73,252(1)         --              --
Stockholders' Equity (Deficit)       (38,849)       (4,394,823)(2)      --
-----------------

*Negligible in amount.

(1) ProCare believes that there were approximately $1,200,000 in unpaid obligations of ProCare at the time the bankruptcy reorganization was dismissed in February 1990. ProCare believes none of such claims would be collectible by creditors as statutes of limitations applicable to collection of such debt has expired under Colorado Revised Statue
         13-80-101, which limits commercial debt to six years from the last payment made. ProCare has agreed with Robert Marsik, ProCare president, that it will pay Mr. Marsik $150,000 upon the completion of an acquisition transaction acceptable to the Company and its directors and Mr. Marsik agreed to pay ProCare's out-of-pocket expenses through the time of completion. We advanced a portion of this fee to Mr. Marsik in 1999.
(2) Except for the $4,000 of expenses incurred in 1998, the shareholder deficit at December 31, 1998 and 1997 is carried over from the operations of ProCare prior to 1990. Shareholders of ProCare approved a "quasi-reorganization" in 1999 to eliminate the deficit accrued prior to January 1, 1999, to more accurately reflect the present financial condition of ProCare.

Liquidity

ProCare has not generated any revenue or cash flow from operating or investing activities since February, 1990. No operating capital was required through 1997. Operating capital subsequent to December 31, 1997 used to resurrect the corporate status of ProCare, establish its shareholder records and for similar purposes, totaling approximately $4,000 was provided by Mr. Marsik and the other directors. In November 1998 the Board of Directors approved the issuance of 400,000 shares of its common stock to reimburse such advances. In late 1999, ProCare sold 1,018,844 shares of common stock for $31,937. Also, when ProCare signed a letter of intent with FastPoint Communications in December 1999, FastPoint advanced $25,000 to Procare. The proceeds of these transactions were used to satisfy a portion of the $38,849 in obligations of ProCare incurred in 1999. The balance of ProCare's obligations were satisfied by Mr. Marsik and he is obligated to continue to fund the cash requirements of ProCare under an agreement entered into with ProCare in July 1999. Under this agreement Mr. Marsik will fund the capital requirements of ProCare through the earlier of July 2000 or through the completion of an acquisition transaction.

Plan of Operations

ProCare had no operations from 1990 through December 31, 1999. In December 1997, ProCare began the plan to acquire an operating business described under Item 1, above, held a shareholders meeting in July 1999 to adopt a quasi-reorganization and take other actions and in December 1999 entered into a Letter of Intent to acquire an operating business. The 1999 losses primarily represent expenses incurred in connection with the shareholders meeting, preparing and filing annual and quarterly reports, legal and accounting fees and reimbursements of out-of-pocket expenses. Under the Letter of Intent, we expect that upon completion of the planned transaction present stockholders of FastPoint Communications, Inc. will receive common stock of ProCare equal to approximately 88% of the voting stock of ProCare. Following the planned transaction ProCare would be re-named "FastPoint Communications, Inc." and will be the parent corporation of FastPoint Communication, Inc., a Delaware corporation, which would be the operating entity. Upon completion of the transaction the present management of FastPoint will become management and directors of ProCare, and will implement its business plan in the Internet communications business.

Year 2000 concerns. ProCare had no operations from 1990 through 1999 and there were no historical business records maintained on computer files. ProCare currently owns no computer systems. Therefore, the year 2000 concerns that could have impacted other businesses should have minimal impact on ProCare. However, the year 2000 concern may continue to have an impact on any business ProCare may acquire in the future. Management has reviewed this issue as part of its "due diligence" related to the potential acquisition of Fastpoint.

Item 7.        Financial Statements

We are filing the following reports, financial statements and notes to financial statements with this annual report. These reports may be found following Part IV of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ProCare has had no disagreement with its accountants on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. However, in May 1999 ProCare's certified public accountants, Harlan & Boettger, LLC, informed ProCare that it was resigning as accountants for ProCare effective May 3, 1999. ProCare was informed at the time that Harlan & Boettger were resigning because of changes in that firm's business strategy, not as a result of any dispute or disagreement with ProCare. ProCare reported the resignation in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 1999. On February 10, 2000 the firm of Halliburton & Hunter & Associates was engaged for auditing of ProCare's 1999 financial statements and records.

                                    PART III

Item 9.  Directors and Executive Officers of ProCare

The following table sets forth all directors and executive officers of ProCare, as of December 31, 1999, as well as their ages:

NAME                 AGE    POSITION WITH COMPANY
----                 ---    ---------------------

Robert W. Marsik     53     Chairman of the Board of Directors, Chief Executive,
                            Financial  and  Accounting  Officer,  President and
                            Treasurer

Allan Bergenfield    58     Director & Secretary

Joseph V. Rizzo(1)   68     Director

----------------------

(1) Mr. Rizzo died following a lengthy illness on January 24, 2000. On March 6, 2000, Carlotta R. Marsik, age 51, the wife of Mr. Marsik, was elected by the other directors to fill the vacancy on ProCare's Board of Directors.

No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Officers hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders' annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an "at will" basis.

ProCare does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. During the years of 1990, 1997 and 1998 the board held only one meeting, acting by consent as necessity dictated. In 1999 the Board has held three meetings, all of which consisted of meetings held by written consent and no formal meeting was held.

Business Background of Directors

Robert W. Marsik was the Founder of ProCare and has been an executive officer and director of ProCare since inception in 1983. On May 17, 1993, he was appointed a director and executive officer of America's Coffee Cup, Inc., a public company engaged in wholesale marketing of specialized coffee. On December 18, 1997, he resigned all positions with that entity to pursue other business interests and has been an independent business consultant since that time. Mr. Marsik graduated in 1970 from the University of Maryland at College Park, Maryland, with a degree in Business Administration/Marketing.

Allen Bergenfield has been a director of ProCare since March 1987. He is the president and principal owner of Bergenfield and Associates, Inc. which is a regional sales and marketing company servicing primarily the Eastern Seaboard portion of the United States and provides sales, broker and marketing services for numerous personal care product manufacturing and marketing companies. He established this business in 1985 after resigning a position as Senior Vice President of Marketing for Minnetonka Inc. a manufacturer of health and beauty aids.

Joseph V. Rizzo was a director for ProCare from its inception until his death in January 2000. Mr. Rizzo was retired in 1994. During his executive career he held positions of Vice President and President of numerous electronic and manufacturing companies, most recently with D. B. Products and prior to that he was a Division President with Oak- Mitsui Corporation.

Carlotta R. Marsik was appointed a director on March 6, 2000 to fill the vacancy created by the death of Joseph V. Rizzo. Mrs. Marsik is the wife of Robert W. Marsik, president and a director of ProCare. Mrs. Marsik has owned and operated a jewelry design business for the past 12 years. Prior to starting her own business she had a career as a graphic artist.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3 and 4 furnished to ProCare during 1999 and written representations received by ProCare, no person failed to make any filing required under Section 16 of the Securities Exchange Act of 1934, as amended.

Item 10.       Executive Compensation

No compensation was paid to the Board of Directors or executive officers of ProCare in their capacities as such to the date of this report, and no cash compensation is anticipated to be paid at any time in the immediate future to any member of the board in that capacity. However, as described below, we agreed to pay Mr. Marsik a contingent fee if we complete an acquisition transaction and we advanced a portion of that fee to him in 1999.

Employment Agreements: Mr. Marsik has an agreement with ProCare under which he has agreed to pay ProCare's unpaid liabilities at June 30, 1999, which totaled approximately $9,793 and to pay all other liabilities or obligations of the Company which the Company is unable to satisfy through the earlier of (1) July 1, 2000, or (2) completion of an acquisition transaction acceptable to the Board of Directors. Mr. Marsik also agreed to remain as ProCare's president and a director for the same period. In return ProCare agreed to pay to Mr. Marsik a contingent cash fee of $150,000 upon completion of an acquisition transaction.

Separately, in November 1999, Mr. Marsik agreed to purchase 125,000 shares of common stock for $3,937, the price paid per share by an unaffiliated person in a separate transaction. Mr. Marsik agreed that ProCare can re-purchase the shares at the same price if (i) ProCare does not complete an acquisition transaction by July 1, 2000, or (ii) Mr. Marsik fails or refuses to assist the Company during a three month period following completion of an acquisition transaction.

Item 11.       Security Ownership of Management and Certain Others

Based upon information which has been made available to ProCare by its stock transfer agent, the following table sets forth, as of March 31, 1998, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by ProCare to own more than 5% of the outstanding Common Stock, with the addresses of each such person.

                                          Name and Address of
Title of Class                            Beneficial Owner             Number of Shares      Percent of Class(1)
--------------                            -------------------          ----------------      ------------------

Common Stock ........................     Robert W. Marsik                 337,985(2)               19%
                                          1960 White Birch Drive
                                          Vista, California 92083

Common Stock ........................     Allan Bergenfield                 22,100                   0.1%
                                          12000 Trailridge Drive
                                          Potomac, Maryland 20854

Common Stock ........................     Carlotta R. Marsik               337,985(2)               19%
                                          1960 White Birch Drive
                                          Vista, California 92083

Common Stock ........................     Arlington Capital                793,844                  44.4%
                                          P. O. Box 11447
                                          Beverly Hills, California 90213

Directors and Executive
Officers as a Group
(three persons): ....................                                      360,085                  20.2%

----------------------

(1) Based on 1,785,559 shares of common stock issued and outstanding as of December 31, 1999.
(2) Shares are held by Mr. Marsik, husband of Carlotta R. Marsik, and they may be deemed to share beneficial ownership of the shares.

Item 12.  Certain Transactions

In November 1998, the Board of Directors approved the issuance of shares of its common stock, which had no market value, to the three directors of ProCare for approximately $4,000 in expenses advanced on behalf of ProCare and for services provided in connection with reactivation of ProCare and reestablishing ProCare as a Colorado corporation in good standing. The share certificates were issued on January 29, 1999 as follows: 360,000 shares to Robert Marsik, and 20,000 shares each to Allan Bergenfield and Joseph Rizzo. In November 1999 the Board of Directors authorized three parties to purchase restricted common shares, Arlington Capital LLC purchased 793,844 shares for $25,000, Robert Marsik purchased 125,000 restricted common shares for $3,937 and an unaffiliated party purchased 100,000 restricted common shares for $3,000.

The office space, telephone and office supplies consumed by ProCare are provided by Robert Marsik.

In 1999, the Company  entered into the agreements  with Mr. Marsik  described in
Item 10 above.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

The following documents and reports are filed as a part of this report:

     (a)  Exhibits required by Item 601:

          Exhibit No.              Description and Method of Filing
          -----------              --------------------------------

             4.1 Articles of Incorporation and amendments thereto, incorporated by reference to Exhibit 3(i) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.


             4.2 Bylaws of ProCare, incorporated by reference to Exhibit 3(ii) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.

            10.1                   Letter    of   Intent    between    Fastpoint
                                   Communications, Inc. and ProCare Industries, Ltd.

            10.2                   Agreement with Robert W. Marsik.

     (b) Reports on Form 8-K: During the fourth quarter, the Company filed the following Reports on Form 8-K:

               Date                    Item         Subject
               ----                    ----         -------

               November 30, 1999       Item 5.      Issuance  of common stock to
                                                    Arlington Capital.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PROCARE INDUSTRIES, LTD.



Date: March 30, 1999                            By: /s/ Robert W. Marsik
      --------------                                ----------------------------
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




Date: March 30, 1999              By: /s/ Robert W. Marsik
      ---------------                --------------------------
                                     Robert W. Marsik, Director


Date: March 30, 1999              By: /s/ Allen Bergenfield
      ---------------                ---------------------------
                                     Allen Bergenfield, Director

Date: March 30, 1999              By: /s/ Carlotta R. Marsik
      ---------------                ----------------------------
                                     Carlotta R. Marsik, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

INDEPENDENT AUDITOR'S REPORT .........................................       F-1

FINANCIAL STATEMENTS:

        Balance Sheets as of December 31, 1999 and 1998 ..............       F-2

        Statements of Operations for the years ended
        December 31, 1999, 1998 and 1997 .............................       F-3

        Statements of Changes in Stockholders' Equity for
        The years ended December 31, 1999, 1998 and 1997 .............       F-4

        Statements of Cash Flows for the years ended December 31, 1999,
        1998 and 1997 ................................................       F-5

NOTES TO FINANCIAL STATEMENTS ........................................ F-6 & F-7

Halliburton, Hunter & Assoicates, P.C.                 Phone (303) 730-7999
                                                         Fax (303) 730-2683

     CERTIFIED PUBLIC ACCOUNTANTS
     5583 South Prince Street
     Littleton, Colorado 80120


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of PROCARE INDUSTRIES, LTD. (a Development Stage Company)


We have audited the accompanying balance sheet of ProCare Industries, Ltd. (a Development Stage Company) as of December 31, 1999 and 1998 and the related statements of operations, changes in shareholder's deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ProCare Industries, Ltd. ( a Development Stage Company) as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to those matters are discussed in notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Halliburton, Hunter & Associates, P.C.



Littleton, Colorado
March 16, 2000


                                      PROCARE INDUSTRIES, LTD.
                                    (A Development Stage Company)

                                           BALANCE SHEETS

ASSETS
                                                                                      December 31,
                                                                                1999                1998
Current Assets:
    Cash ...............................................................   $   14,916                  --
                                                                           ----------            ----------
    Total Current Assets ...............................................       14,916                  --
                                                                           ----------            ----------
                                                                                                 ----------

    Total Assets .......................................................   $   14,916                  --
                                                                           ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
    Accounts Payable ...................................................   $    8,752                  --
                                                                                                 ----------
    Advances ...........................................................       25,000                  --
                                                                           ----------            ----------

           Total Current Liabilities ...................................       33,752                  --
                                                                           ----------            ----------

Stockholders' Equity (Deficit)
    Preferred stock, $1 par value, 5,000,000 shares
       Authorized; none issued
    Common Stock,  no par value, 100,000,000
       shares authorized, 1,785,559 in 1999
         and 36,659,919 in 1998 issued and outstanding .................       35,937             3,175,795
    Stock to be issued .................................................         --                   4,000
    Additional paid-in capital .........................................         --               1,215,028
    Accumulated deficit ................................................      (54,772)           (4,394,823)
                                                                           ----------            ----------

       Total Equity ....................................................      (18,836)                 --
                                                                           ----------            ----------

           Total Liabilities and Shareholders' Equity (Deficit) ........   $     --                    --
                                                                           ==========            ==========


The Auditor's report and accompanying notes are an integral part of these statements


                                      PROCARE INDUSTRIES, LTD.
                                    (A Development Stage Company)

                                      STATEMENTS OF OPERATIONS

                                                                             Years ended December 31,
                                                                        1999                         1998
Net Sales ................................................               --                           --
                                                                  -----------                  -----------

Cost of sales ............................................               --                           --
                                                                  -----------                  -----------

    Gross Profit .........................................               --                           --
                                                                  -----------                  -----------

Operating expenses
    General and administrative ...........................             50,773                        4,000
                                                                  -----------                  -----------

Total operating expenses .................................             50,773                        4,000
                                                                  -----------                  -----------

Net income on operations
    before income taxes ..................................            (50,773)                      (4,000)

Income taxes .............................................               --                           --
                                                                  -----------                  -----------

Net loss .................................................        $   (50,773)                      (4,000)
                                                                  ===========                  ===========

Basic loss per share .....................................        $      (.03)                        --
                                                                  ===========                  ===========

Weighted average shares outstanding ......................          1,785,559                   42,306,919
                                                                  ===========                  ===========




The Auditor's report and accompanying notes are an integral part of these statements


                                              PROCARE INDUSTRIES, LTD.
                                           (A Development Stage Company)

                                         STATEMENTS OF STOCKHOLDER'S EQUITY

                                                Common Stock                                Total
                                            ----------------------       Additional      Accumulated         Equity       Stock to
                                            Shares          Amount     Paid-in Capital     (Deficit)        (Deficit)     be issued
                                            ------          ------     ---------------   -----------        --------      ---------
Balance at December 31, 1997 .......     36,659,919    $  3,175,795       1,215,028      (4,390,823)           --              --

Common stock to be issued for
   payment of expenses (Note C) ....                                                                          4,000           4,000

Net loss ...........................           --              --              --            (4,000)         (4,000)           --
                                       ------------    ------------    ------------    ------------    ------------     -----------

Balance at December 31, 1998 .......   $ 26,659,919       3,175,795       1,215,028      (4,394,823)           --             4,000


Issuance of stock for services .....     40,000,000           4,000            --              --              --            (4,000)

Reorganization .....................    (75,893,204)     (3,175,795)     (1,215,028)      4,390,823            --              --


Sale of common stock ...............      1,018,844          31,937            --              --            31,937            --

Net loss ...........................           --              --              --           (50,773)        (50,773)           --
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                          1,785,559    $     35,937            --           (54,773)        (18,836)           --
                                       ============    ============    ============    ============    ============    ============





The accompanying notes are an integral part of these financial statements.


                                      PROCARE INDUSTRIES, LTD.
                                    (A Development Stage Company)

                                       STATEMENTS OF CASH FLOW

                                                                      Years ended December 31,
                                                                   1999                      1998
Cash flows from operating activities:
    Net loss ...............................................    $(50,773)                 $ (4,000)

Increase in current liabilities ............................      33,752                      --
                                                                --------                  --------
    Net Cash Flows (used) by
    operating activities ...................................     (17,021)                   (4,000)
                                                                --------                  --------

Cash flows from unresting activities .......................        --                        --

Cash flows from financing activities
    Sale of common stock ...................................      31,937                     4,000
                                                                --------                  --------
       Net cash from financing activities ..................      31,937                     4,000
                                                                --------                  --------

Increase in cash ...........................................      14,916                      --

Cash at Beginning of the Period ............................        --                        --
                                                                --------                  --------

Cash at End of the Period ..................................    $ 14,916                  $   --
                                                                ========                  ========




The Auditor's report and accompanying notes are an integral part of these statements

                            PROCARE INDUSTRIES, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

A.  Organization and Summary of Significant Accounting Policies:

     Organization - ProCare Industries, Ltd. (the "Company") was incorporated under the laws of the State of Colorado on December 30, 1983 and became a publicly traded company on the NASDAQ market in 1984. In September 1988, the Company filed a Chapter 11 bankruptcy petition and subsequently liquidated all of its assets (Note B).

     The Company had no operations from 1990 through December 31, 1999. The company is a development stage business which intends to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Cash and Cash Equivalents - For the purpose of the statements of cash flows, the Company considers all investments with a maturity of three months or less to be cash equivalents.

     Earnings per share - Earnings per share are provided in accordance with Statement of Financial Accounting Standard No.128 (FAS No. 128) "Earnings Per Share". Due to the Company's simple capital structure, with only common stack outstanding, only basic earnings per share is presented. Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding plus the weighted average of "stock to be issued" during the period.

     Income taxes - Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

B.   Chapter 11 Bankruptcy and Liquidation of Assets:

     On September 22, 1988, the Company filed a voluntary petition under Chapter 11, Title 11, O.S.C. with the United States Bankruptcy Court for the District of Colorado, Case Number 88 B 12842 E. Management of the Company, in conjunction with special legal counsel related to the bankruptcy proceedings, submitted a reorganization plan to the court in August 1989. Management of the Company operated under the Chapter 11 action until February 1990. On March 6, 1990, the secured creditors of the Company rejected the Plan of Reorganization. The Company ceased operations and was liquidated for the benefit of the secured creditors. Management is unaware of any liabilities due as of December 31, 1999 or 1998 as a result of these proceedings.

C.   Common Stock

     On November 10, 1998, the Board of Directors authorized the issuance of 40,000,000 shares of common stock to reimburse the board members for $4,000 of expenses they paid on behalf of the Company. In January 1999, such shares were issued to the board members. Accordingly, this transaction is reported as "stock to be issued" in the accompanying balance sheet at December 31, 1998. In December 1999, the Board of Directors authorized the issuance of 125,000 common shares for $3,937,793,844. Common shares for $25,000 and 100,000 common shares for $3,000. At December 31, 1999 there were 1,785,559 common shares issued and outstanding.

                            PROCARE INDUSTRIES, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


D.   Going Concern

     The Company has not had operations since February 1990. Management believes the Company will generate operating capital in future periods as a result of acquiring an operating company. The ability of the Company to become a going concern is dependent on its success in acquiring an operating company which will enable it to achieve future profitability and sufficient cash flows. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At the present time, the Company is conducting negotiations with a potential merger partner which would allow it to generate operating capital in future periods.

E.   Quasi-Reorganization

     The Stockholders Equity section has been changed to reflect the approval by shareholders on July 6, 1999 of: (A) a quasi-reorganization to eliminate the accumulated deficit and paid in capital which accumulated from inception of the Company through December 31, 1998, effective January 1, 1999, and (B) a 1 for 100 reverse split of the common stock, effective July 8, 1999.

F.   Commitment and contingencies

     Note 5, In July 1999 the Company, through the Board of Directors, entered into an agreement with Robert Marsik, its President, whereby Mr. Marsik agreed to serve as President and to continue to fund the expensed of the Company and the expenses associated with an acquisition, if one occurs, for the next twelve months or until an acquisition transaction, if earlier, for a contingent fee of $150,000. The contingent fee shall be payable to Marsik only if an acquisition or reverse merger occurs, and only if the funds are available.

                                                   EXHIBIT INDEX

Exhibit No.                Description and Method of Filing


     4.1 Articles of Incorporation and amendments thereto, incorporated by reference to Exhibit 3(i) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.

     4.2                   Bylaws of  ProCare,   incorporated  by  reference  to
                           Exhibit 3(ii) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.

     10.1 Letter of Intent between Fastpoint Communications, Inc. and ProCare Industries, Ltd.

     10.2                  Agreement with Robert W. Marsik.