Form 10QSB
period 2000-03-31
PROCARE INDUSTRIES LTD
filed 2000-05-15
CIK 742876

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    -------

Commission file number: 0-13066

                            ProCare Industries, Ltd.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Colorado                               84-0932231
        ------------------------------            ---------------------
       (State or other jurisdiction of              ( I.R.S. employer
        incorporation or organization)            identification number)

1960 White Birch Drive, Vista, CA                           92083
---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:   760-599-8559

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000 there were approximately 1,785,559 common shares outstanding.

                        1. PART 1 - FINANCIAL INFORMATION

Item  1.  Financial statements

                                 PROCARE INDUSTRIES, LTD.

                                       BALANCE SHEET


                                                                           March 31,        December 31,
                                                                              2000             1999
                                                                           ---------        -----------
                                                                          (Unaudited)
ASSETS

CASH .............................................................          $ 7,688          $14,916
                                                                            -------          -------

ADVANCES .........................................................          $21,700          $  -0-
                                                                            -------          -------

      TOTAL ASSETS ...............................................          $29,788          $14,916
                                                                            -------          -------


LIABILITIES

ACCOUNTS PAYABLE .................................................          $ 9,282          $ 8,752
                                                                            -------          -------

ADVANCES .........................................................          $75,000          $25,000
                                                                            -------          -------

COMMITMENTS AND CONTINGENCIES ....................................          $ -0-            $  -0-
                                                                            -------          -------

      TOTAL LIABILITIES ..........................................          $84,282          $33,752
                                                                            -------          -------

STOCKHOLDERS' EQUITY
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued ................................
   Common stock, no par value, 100,000,000
    shares authorized:  1,785,559 shares
     issued and outstanding at March 31,2000
    and December 31, 1999 ........................................          $35,936          $35,936
   Additional paid-in capital ....................................          $ -0-            $  -0-
   Accumulated deficit ...........................................         ($90,830)        ($54,772)
                                                                            -------          -------

      TOTAL STOCKHOLDERS' EQUITY .................................         ($54,894)        ($18,836)
                                                                            -------          -------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY .......................................          $29,388          $14,916
                                                                            -------          -------


   The accompanying notes are an integral part of these financial statements.



                                 PROCARE INDUSTRIES, LTD.

                                  STATEMENT OF OPERATIONS
                                       (UNAUDITIED)

        For the three months ended March 31, 2000, and March 31, 1999, respectively


                                                                    2000                 1999
                                                                    ----                 ----

NET SALES ...................................................    $   -0-              $   -0-

COSTS OF SALES ..............................................    $   -0-              $   -0-
                                                                  --------             --------


             GROSS PROFIT ...................................    $   -0-              $   -0-


OPERATING EXPENSES
        General and Administrative ..........................    $  36,058            $   -0-
                                                                  --------             --------

TOTAL OPERATING EXPENSES ....................................    $  36,058            $   -0-
                                                                  --------             --------


NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES .....................................   ($  36,058)           $   -0-

INCOME TAXES ................................................    $   -0-              $   -0-
                                                                  --------             --------


NET INCOME ..................................................   ($  36,058)           $   -0-
                                                                  ========             =======-

INCOME PER AVERAGE COMMON SHARE .............................   ($    0.02)           $   -0-
                                                                  ========             ========






   The accompanying notes are an integral part of these financial statements.



                            PROCARE INDUSTRIES, LTD.


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

   For the three months ended March 31, 2000 and March 31, 1999, respectively.

                                                      2000          1999
                                                      ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss .................................   ($36,058)   $      -0-

INCREASE IN ACCOUNTS PAYABLE ...................   $    530    $      -0-

INCREASE IN ADVANCES TO OFFICER ................   $ 21,700    $      -0-

NET CASH USED IN OPERATING ACTIVITIES ..........   $ 57,228    $      -0-

CASH FLOWS FROM INVESTING ACTIVITIES ...........   $    -0-    $      -0-

INCREASE IN ADVANCES ...........................   $ 50,000    $      -0-

NET INCREASE (DECREASE) IN CASH ................   ($ 7,228)   $      -0-

CASH, BEGINNING OF PERIOD ......................   $ 14,916    $      -0-

CASH, END OF PERIOD ............................   $  7,688    $      -0-












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

Note 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the current financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading. As discussed in Note 4, the financial statements as of March 31, 1999 have been prepared as if the changes approved by shareholders were effective January 1, 1999, as to the quasi-reorganization and June 30, 1999 as to the reverse stock split.

Note 2. The Company had no operations from 1990 through December 31, 1998. The Company is a development stage business which intends to attempt to acquire a United States or foreign based corporation which is privately owned and wishes to become a public company. The anticipated acquisition would likely be through a "reverse merger" process whereby the owners of the acquired company would take control of a majority of the voting stock, Board of Directors and management of the Company.

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

Note 5. In July 1999 the Company, through the Board of Directors, entered into an agreement with Robert Marsik, its President, whereby Mr. Marsik agreed to serve as President and to continue to fund the expenses of the Company and the expenses associated with an acquisition, if one occurs, for the next twelve months or until an acquisition transaction, if earlier, for a contingent fee of $150,000. The contingent fee shall be payable to Marsik only if an acquisition or reverse merger occurs, and only if the funds are available. The agreement was revised in May 2000 to reflect the parties original intentions. As of March 31, 2000 $59,200 of the contingent fee obligation has been advanced to Mr. Marsik in anticipation of closing the merger pending with FastPoint Communications, Inc.

ITEM 2. Management's Plan of Operation. We have no business operations and we have no revenue. Since late 1997 we have set out to reestablish the Company as an operating public company. We have sought to locate and acquire, or be acquired by, another business. The Company is a public-reporting entity with common stock listed on the NASD OTC Bulletin Board. As of December 17, 1999 we signed a Letter of Intent describing our mutual intention that ProCare will acquire all of the outstanding stock, including business and assets of FastPoint Communications, Inc. which is a privately-held Delaware corporation based in Los Angeles, California engaged in business as an internet service provider. The "reverse merger" is expected to be completed in 2000. In the transaction, a newly-formed subsidiary of the Company will be merged into FastPoint and we will exchange shares equal to approximately 88% of our outstanding stock after the merger for all the FastPoint stock. A vote of our shareholders will not be required to complete the transaction. Following the planned transaction the

Company would be re-named "FastPoint Communications, Inc." and will be the parent corporation of FastPoint Communication, Inc., a Delaware corporation, which would be the operating entity. Upon completion of the transaction the present management of FastPoint will become management and directors of the Company, and will implement its business plan in the Internet communications business. On March 8, 2000 the Company and FastPoint entered into an amended Letter of Intent which calls for a closing to occur on or about May 31, 2000.

Year 2000 concerns. As the Company has had no operations from 1990 through December 31, 1999, there are no historical records currently maintained on computer files and the Company currently owns no computer equipment. Therefore, the year 2000 concerns that may impact other businesses should have little or no impact on the Company. However, the year 2000 concerns may have an impact on any business the Company may acquire in the future and management intends to research this issue as part of the "due diligence" related to any potential acquisition. FastPoint Communications has confirmed to the satisfaction of management that their company and all of its computer systems are year 2000 compliant and that they have experienced no operational problems as of March 31,2000 related to the Y2K problem and they anticipate no future problems related to the Y2K problem.

Liquidity and Capital Resources : The Company presently has no source of liquidity or capital, other than the commitment of it's President to continue to provide needed funds. FastPoint has advanced $75,000 to the Company in accordance with its obligations under the revised Letter of Intent.


PART II  -  OTHER INFORMATION

Item 1. Litigation: There is no pending litigation in which the Company is presently a party to and management is not aware of any litigation which may arise in the future.

Item 2.  Changes in Securities and Use of Proceeds: None.

Item 3.  Default Upon Senior Securities:   None.

Item 4.  Submission  of  Matters  to a Vote of  Security  Holders:   None.

Item 5.  Other  Information:    None.

Item 6.  Exhibits and Reports of Form 8-K:

(a)      Exhibits.

         10.2     Revised Funding Agreement

         27       Financial Data Schedule.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31, 2000.

         1. On March 8, 2000 the registrant filed a Report on Form 8-K reporting under Item 5 the death and replacement of one of its directors and the appointment of auditors to audit registrant's 1999 financial statements and records.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2000.

PROCARE INDUSTRIES, LTD.
(Registrant)


By /s/ Robert W. Marsik
   -------------------------------------------------------
   Robert W. Marsik, President and Chief Executive Officer