Form 10QSB
period 2000-09-30
PROCARE INDUSTRIES LTD
filed 2000-11-14
CIK 742876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13066

ProCare Industries, Ltd.
(Exact name of small business issuer as specified in its charter)

Colorado
(State or other jurisdiction of incorporation or organization)

84-0932231
(Internal Revenue Service — Employer Identification No.)

1960 White Birch Drive, Vista, CA 92083
(Address of principal executive offices)     (Zip Code)

760-599-8559
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000 there were approximately 2,785,559 common shares outstanding.

Transitional Small Business Disclosure Format. Yes [  ]     No [X]

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

PROCARE INDUSTRIES, LTD.

BALANCE SHEET

                                                           Sept. 30,  December 31,
                                                              2000        1999
                                                           --------   -----------
                                                          (Unaudited)

ASSETS

CASH ....................................................   $     41   $ 14,916
                                                            --------   --------

RECEIVABLE ..............................................   $ 10,000   $  -0-
                                                            --------   --------

     TOTAL ASSETS .......................................   $ 10,041   $ 14,916
                                                            --------   --------

LIABILITIES

ACCOUNTS PAYABLE ........................................   $ 25,476   $  8,752
                                                            --------   --------

ADVANCES ................................................   $   -0-    $ 25,000
                                                            --------   --------

COMMITMENTS AND CONTINGENCIES ...........................   $   -0-    $  -0-
                                                            --------   --------

     TOTAL LIABILITIES ..................................   $ 25,476   $ 33,752
                                                            --------   --------

STOCKHOLDERS' EQUITY
         Preferred stock, $ 1.00 par value, 5,000,000 ...       --         --
         shares authorized; none issued .................
         Common stock, no par value, 100,000,000
         shares authorized: 2,785,559 shares
         issued and outstanding at September 30,2000
         and 1,785,559 at December 31, 1999 (Note 5) ....   $ 35,936   $ 35,936
                                                            --------   --------

Additional paid-in capital ..............................   $   -0-    $-0-

Accumulated deficit .....................................   $(51,371)  $(54,772)
                                                            --------   --------

     TOTAL STOCKHOLDERS' EQUITY .........................   $(15,435)  $(18,836)
                                                            --------   --------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ...............................   $ 10,041   $ 14,916
                                                            --------   --------

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.

STATEMENT OF OPERATIONS

(UNAUDITED)

For the nine months ended September 30, 2000, and September 30, 1999, respectively

                                                     2000        1999
                                                     ----        ----

INCOME ...............................           $   75,000    $   -0-

COSTS OF SALES .......................           $    -0-      $   -0-
                                                     ------     -------

     GROSS PROFIT ....................           $   75,000    $   -0-

OPERATING EXPENSES
     General and Administrative ......           $   71,599     $  -0-
                                                     ------     -------

TOTAL OPERATING EXPENSES .............           $   71,599     $  -0-
                                                     ------     -------

NET INCOME ON OPERATIONS
 BEFORE INCOME TAXES .................           $    3,401     $  -0-
                                                     ------     -------

INCOME TAXES .........................           $    -0-       $  -0-
                                                     ------     -------

NET INCOME ...........................           $    3,401     $  -0-
                                                     ======     =======

INCOME PER AVERAGE COMMON SHARE ......           $     -0-      $  -0-
                                                     ======     =======

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the nine months ended September 30, 2000, and September 30, 1999, respectively

                                                             2000        1999
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income ......................................    $  3,401     $  -0-

INCREASE IN ACCOUNTS PAYABLE .........................    $ 10,724     $  -0-

INCREASE IN RECEIVABLE ...............................    $(10,000)    $  -0-
                                                          --------     --------

NET CASH USED IN OPERATING ACTIVITIES ................    $ 10,125     $  -0-

CASH FLOWS FROM INVESTING ACTIVITIES .................    $   -0-      $  -0-

DECREASE IN ADVANCES .................................    $(25,000)    $  -0-
                                                          --------     --------

NET INCREASE (DECREASE) IN CASH ......................    $(14,875)    $  -0-

CASH, BEGINNING OF PERIOD ............................    $ 14,916     $  -0-
                                                          --------     --------

CASH, END OF PERIOD ..................................    $     41     $  -0-
                                                          ========     ========

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.
Notes to Financial Statements
(Unaudited)

PART I (continued)

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

Note 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the current financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading. The financial statements have been prepared as if the changes discussed in Note 4 approved by shareholders were effective January 1, 1999, as to the quasi-reorganization and June 30, 1999 as to the reverse stock split.

Note 2. The Company had no operations from 1990 through December 31, 1998. The Company is a development stage business, which intends to attempt to acquire a United States, or foreign based corporation, which is privately owned, and wishes to become a public company. The anticipated acquisition would likely be through a “reverse merger” process whereby the owners of the acquired company would take control of a majority of the voting stock, Board of Directors and management of the Company.

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

Note 5. In July 1999 the Company, through the Board of Directors, entered into an agreement with Robert Marsik, its President, whereby Mr. Marsik agreed to serve as President and to continue to fund the expenses of the Company and the expenses associated with an acquisition, if one occurs, for the next twelve months or until an acquisition transaction, if earlier, for a contingent fee of $150,000. The contingent fee was to be payable to Marsik only if an acquisition or reverse merger occurs, and only if the funds are available. The agreement was revised in June 2000 to reflect the parties original intentions and was extended. On September 26, 2000 the agreement was amended and replaced with a Stock Compensation Agreement (“Revised Agreement”). Under the Revised Agreement, The Company issued to Marsik 1,000,000 shares of the Company’s no par value common stock (the “Shares”) as contingent compensation to him for the services he provided to the Company as an officer and director and for negotiating the acquisition transaction with FastPoint, and attempting to complete the transaction for the benefit of the Company. The shares shall be forfeited and cancelled, and Marsik shall have no further rights with respect thereto, if Marsik shall fail or refuse or shall be unable to serve as an officer and director of the Company through completion of an acquisition transaction approved by the Board of Directors. The Company shall also have the right, at the Company’s sole election, to cancel the Shares being issued to Marsik and return such Shares to the status of unissued shares if the Company has taken, or caused to be taken, all of the following actions:

• Completed an acquisition transaction with FastPoint Communications, Inc. or some other entity acceptable to the Board of Directors on or before October 31, 2000.

• Paid to Marsik, an amount equal to $150,000, less the net amount of advances made by the Company to Marsik between July 31, 1999 and July 1, 2000, plus $20,000 for each month beginning July 1, 2000 until completion of an acquisition transaction.

• Received all amounts which FastPoint is or shall be obligated to pay to the Company under the Merger Agreement, as it may be amended prior to closing of a transaction.

The Company shall be authorized and entitled to exercise its right to cancel the issuance of the shares to Marsik if each of the conditions set forth above have occurred, or are waived by Marsik, by delivering written notice thereof to Marsik and surrendering the certificate evidencing the Shares to the stock transfer agent for the Company with directions to cancel the issuance thereof. As of September 30, 2000 $57,700 of the contingent fee obligation has been advanced to Mr. Marsik in anticipation of closing the merger pending with FastPoint Communications, Inc., which amount has been treated as compensation to Mr. Marsik for services rendered to the Company.

ITEM 2. Management’s Plan of Operation. We have no business operations and we have no revenue. Since late 1997 we have set out to reestablish the Company as an operating public company. We have sought to locate and acquire, or be acquired by, another business. The Company is a public-reporting entity with common stock listed on the NASD OTC Bulletin Board. As of December 17, 1999 we signed a Letter of Intent describing our mutual intention that ProCare will acquire all of the outstanding stock, including business and assets of FastPoint Communications, Inc. which is a privately-held Delaware corporation based in Los Angeles, California engaged in business as an internet service provider. The “reverse merger” was expected to be completed in 2000. In the transaction, a newly formed subsidiary of the Company would be merged into FastPoint and we would exchange shares equal to approximately 94% of our outstanding stock after the merger for all the FastPoint stock. A vote of our shareholders would not be required to complete the transaction. Following the planned transaction the Company would be re-named “FastPoint Communications, Inc.” and would be the parent corporation of FastPoint Communication, Inc., a Delaware corporation, which would be the operating entity. Upon completion of the transaction the present management of FastPoint would become management and directors of the Company, and would implement its business plan in the Internet communications business. On March 8, 2000 the Company and FastPoint entered into an amended Letter of Intent, which called for a closing to occur on or about May 31, 2000. A Plan and Agreement of Merger was signed August 14, 2000 and we agreed that the date by which the transaction must be completed would be September 15, 2000.

On September 29, 2000 the Company entered into a amendment to the Plan and Agreement of Merger with FastPoint which extended the closing date to October 31, 2000. FastPoint was unable to complete the transaction by October 31, 2000st, due primarily to FastPoint’s need to raise additional capital to continue to fund its business development. If FastPoint does not complete the transaction it would forfeit $85,000 in deposits FastPoint paid to ProCare as merger consideration and towards extraordinary expenses and we would seek another merger partner to complete another merger transaction. ProCare has delivered a notice of termination of the Merger Agreement to FastPoint.

Our revenue for the nine month period ended September 30, 2000 reflects $75,000 of deposits received from FastPoint and legal, accounting and other expenses related to our reporting obligations under the Securities Act of 1934 and our attempts to complete the merger with FastPoint.

Year 2000 concerns. As the Company has had no operations from 1990 through December 31, 1999, there are no historical records currently maintained on computer files and the Company currently owns no computer equipment. Therefore, the year 2000 concerns that may impact other businesses should have little or no impact on the Company. However, the year 2000 concerns may have an impact on any business the Company may acquire in the future and management intends to research this issue as part of the due diligence related to any potential acquisition. FastPoint Communications has confirmed to the satisfaction of management that their company and all of its computer systems are year 2000 compliant and that they have experienced no operational problems as of September 30, 2000 related to the Y2K problem and they anticipate no future problems related to the Y2K problem.

Liquidity and Capital Resources: ProCare presently has no source of liquidity or capital, other than the commitment of its President to continue to provide needed funds. FastPoint advanced $85,000 to us in accordance with its obligations under the Agreement and Plan of Merger, as amended September 29, 2000. This cash was used by ProCare for ongoing expenses in connection with the planned merger and as compensation for our officers. ProCare must find additional cash resources to fund our minimal expenses while we attempt to complete a merger transaction.

PART II - OTHER INFORMATION

Item 1. Litigation: There is no pending litigation in which the Company is presently a party to and management is not aware of any litigation, which may arise in the future.

Item 2. Changes in Securities and Use of Proceeds:

(c)	Issuance of Unregistered Securities. On September 26, 2000, we entered into a Stock Compensation Agreement with Mr. Marsik and pursuant thereto, we issued 1.0 million shares of our common stock to Mr. Marsik. The shares are subject to forfeiture by Mr. Marsik under certain circumstances, including if Mr. Marsik does not continue to serve as a director and as the President through the earlier to occur of July 1, 2001 or the completion of an acquisition transaction approved by the Board of Directors. The certificate evidencing the shares has been marked with a restrictive legend indicating that the shares may not be transferred except in compliance with applicable federal and state securities laws. The shares were issued without registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder as Mr. Marsik, the President of ProCare, has full understanding concerning the business and affairs of the Company.

Item 3. Default Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information:

As of November 2, 2000, we notified FastPoint Communications, Inc. that it failed to take steps necessary to complete the merger transaction with ProCare by the close of business on October 31, 2000, the last day by which the merger was to be completed under the Plan and Agreement of Merger, as amended. We do not expect that a merger transaction with FastPoint Communications, Inc. will be completed, as FastPoint did not meet conditions to which it had agreed by the end of October.

Item 6. Exhibits and Reports of Form 8-K:

(a) Exhibits.

        27 Financial Data Schedule.

(b)	Reports on Form 8-K. We filed a Current Report on Form 8-K dated September 29, 2000 on or about October 20, 2000, reporting the amendment of the Plan and Agreement of Merger with FastPoint Communications, Inc. No financial statements were filed as exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 11th day of November 2000.

PROCARE INDUSTRIES, LTD.
(Registrant)

By	By /s/ Robert W. Marsik ______________________________ Robert W. Marsik President and Chief Executive Officer

*******