Form 10KSB40
period 2000-12-31
PROCARE INDUSTRIES LTD
filed 2001-04-10
CIK 742876

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB405

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-13066

PROCARE INDUSTRIES, LTD.
(Exact name of registrant as specified in its charter)

                       Colorado                                                                                                                     84-0932231
    (State or other jurisdiction of                                                                                          ( I.R.S. employer identification number)
     incorporation or organization)

   1960 White Birch Drive, Vista, California              92083
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (760) 599-8559

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State issuer's revenue for its most recent fiscal year:  $-0-

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing: As March 1, 2001 the aggregate market value of the voting stock held by non-affiliates was approximately $183,045.

Indicate the number of shares outstanding of each of registrant’s classes of common stock as of the latest practicable date: As of March 1, 2001, there were approximately 2,785,559 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: None.

PART I

Item 1. Description of Business

ProCare Industries, Ltd. (the “Company”), was incorporated under the laws of Colorado on December 30, 1983, primarily for the purpose of developing, manufacturing and marketing certain electronic testing products and consumer products. On November 11, 1984, the Company completed an initial public offering in which 10,336,210 shares of its no par value common stock were sold for net proceeds of $1,284,303. On March 26, 1986, the Company completed an offering made to existing shareholders and to the public in which 2,617,377 units (each consisting of one common share and one stock purchase warrant) were sold for net proceeds of approximately $906,000. The unexercised warrants were redeemed by the Company on September 4, 1986; however, prior to redemption, 2,526,741 warrants were exercised at a strike price of $.60 each, resulting in net proceeds of approximately $1,515,954. During 1988, the Company conducted a private offering of units, raising approximately $95,000 in gross proceeds, which resulted in the issuance of 905,000 common shares and an equal number of two series of warrants, each of which subsequently expired.

On September 22, 1988, the Company filed a petition for Chapter 11 Reorganization with the United States Bankruptcy Court for the District of Colorado, listing $1,600,000 in assets and $1,200,000 in liabilities. The reorganization was unsuccessful, no plan of reorganization was approved by secured creditors and in February 1990, the Chapter 11 filing was dismissed and the business activities of the Company ceased. During the reorganization, all assets of the Company were converted to cash and distributed to secured creditors. The Company believes that claims of unpaid creditors have become uncollectible against the Company because of the statute of limitations under Colorado Revised Statue 13-80-101 applicable to the collection of commercial debt.

On December 15, 1997, Robert W. Marsik, Allan Bergenfield and Joseph Rizzo, the sole remaining directors and executive officers adopted a new plan of business on behalf of the Company and appointed new officers for the purpose of bringing the plan to bear. The new plan primarily provided for the “clean up” of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the U.S. Securities and Exchange Commission and the Internal Revenue Service. These initial objectives were achieved in 1999.

On November 10, 1998 the Board of Directors approved issuance of 40,000,000 common shares, which were issued to three Directors for approximately $ 4,000 of costs incurred on behalf of the Company. The common shares issued were; 36,000,000 to Robert Marsik and 2,000,000 each to Allan Bergenfield and Joseph Rizzo. The certificates for these 40,000,000 shares were issued on January 29, 1999 by the transfer agent for the Company, bringing the total number of shares outstanding at that point to 76,659,919. Effective July 8, 1999 the shareholders approved a 1 for 100 reverse split, bringing the total number of shares outstanding to 766,715 (post split), after rounding all fractional shares into whole shares.

On November 23, 1999 the Board of Directors authorized the sale of 793,844 (post split) restricted common shares to Arlington Capital for a cost of $25,000 under a stock purchase agreement between the Company and Arlington Capital. At the same time the Board of Directors authorized Robert Marsik, President to purchase 125,000 (post split) restricted common shares for services valued at $3,937 for services by Marsik in connection with a planned merger. On December 16, 1999 the Board of Directors authorized the sale of 100,000 (post split) restricted common shares to an unaffiliated third party for $3,000, bringing the total number of shares outstanding at the end of 1999 to 1,785,559 shares.

Phase two of the adopted business plan includes attempting to acquire either a U.S. based or a foreign based corporation that is privately owned, has assets, revenues and earnings, and wishes to become a publicly owned corporation.

On December 17, 1999 the Company entered into a Letter of Intent with an unaffiliated company, FastPoint Communications, Inc. describing the mutual intent that the Company would acquire 100% of the outstanding shares of stock, including the business and assets of FastPoint. The “reverse merger” was expected to be completed in 2000. On March 8, 2000 the Company and FastPoint entered into an amended Letter of Intent, which called for a closing to occur May 31, 2000. A Plan and Agreement of Merger was signed August 14, 2000, which called for a closing to occur September 15, 2000. On September 29, 2000 an Amendment to Agreement and Plan of Merger was signed, which called for a closing to occur October 31, 2000. On November 2, 2000 the Company terminated the Amendment to Agreement and Plan of Merger with FastPoint and withdrew from any further merger discussions with FastPoint Communications, Inc. Deposits to Company totaling $82,500 by FastPoint were forfeited when the merger was not completed.

Effective September 25, 2000 Company entered into a Stock Compensation Agreement with Robert W. Marsik, the President of Company. The agreement superseded the Revised Funding Agreement between the Company and Mr. Marsik, entered into in July 1999. Under the agreement, the Company agreed to issue to Mr. Marsik 1.0 million shares of restricted Company common stock which would be forfeited if Mr. Marsik fails or refuses to continue to serve as a director and as the President of the Company until such time as the Company completes a merger transaction with another company or business or until July 2001. In addition, the Company may rescind and cancel the issuance of the stock under certain conditions, including completing an acqusition transaction with another business. The agreement was revised after the merger agreement with FastPoint was canceled to clarify the parties' intentions.

The Company's only business since termination of the FastPoint merger agreement has been exploring opportunities to merge with or to acquire one or more other businesses. The Company expects such a transaction to be completed sometime in 2001.

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

No meeting of shareholders has been held since 1999.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

On March 9, 1999 an unaffiliated broker/dealer obtained authority from NASD for listing of the Company’s common stock under the symbol PCRF, on the electronic OTC Bulletin Board system. There are three market makers listed and there has been modest trading volumes reported through December 31, 2000. Company is not aware of any reported trading of, or quotes for, the common stock before March 9, 1999. As reported by the OTCBB the reported high and low bid for ProCare’s common stock during the last two fiscal years were as set forth below. According to information furnished by the OTCBB, only sporadic trading in very limited volumes has occurred. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                          Common Stock
                                                     High                Low
                                                     ----                ---
1999:
         First quarter...........................   none               none
         Second quarter..........................   $0.015             $0.015
         Third quarter...........................   $0.015             $0.015
         Fourth quarter..........................   $ 3.25             $0.125
2000:
         First quarter...........................   $11.00             $ 4.25
         Second quarter..........................   $ 8.25             $ 4.00
         Third quarter...........................   $ 2.12             $ 0.75
         Fourth quarter..........................   $ 3.12             $ 0.28

Outstanding Shares and Shareholders

As of March 1, 2001 there were 2,785,559 common shares outstanding, held by approximately 2,070 shareholders of record.

Dividends

The Company has not declared or paid any dividends on the common stock from inception to the date of this report, although there are no restrictions on the payment of dividends. Further, no dividends are contemplated at any time in the foreseeable future.

Sales of Unregistered Securities

During the last three fiscal years ProCare issued the following unregistered securities.

(a)	On November 10, 1998 we approved issuance of 400,000 shares of our common stock to our three directors, Robert Marsik, Allan Bergenfield and Joseph Rizzo for approximately $4,000 of costs incurred personally by the directors in bringing ProCare into good standing. The shares were issued in January 1999. No underwriter was involved in the transaction. As directors, the persons to whom the shares were issued had full information concerning the business and affairs of ProCare and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter “stop transfer” instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.
(b)	On November 15, 1999 ProCare sold 793,844 share of its no par value common stock to Arlington Capital, a nonaffiliated entity for $25,000. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of ProCare and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter “stop transfer” instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.
(c)	On November 15, 1999 ProCare issued 125,000 of its no par value common stock to Robert Marsik, the president of the Company for services valued at $3,937. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of ProCare and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter “stop transfer” instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.
(d)	On December 16, 1999 ProCare issued 100,000 shares of its no par value common stock to i3 Communications, an unaffiliated entity for $3,000. . No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of ProCare and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter “stop transfer” instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.
(e)	In September 2000 ProCare issued 1,000,000 shares of its no par value common stock to Robert Marsik retroactive to July 1999 under a Stock Compensation Agreement. The issuance is conditional in nature and Marsik will surrender the shares for cancellation under certain circumstances. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of ProCare and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter “stop transfer” instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following should be reviewed in connection with the financial statements and management's comments thereon set forth under this and Item 7, below.

                                                  Years Ended December 31,
                                               2000        1999         1998
                                               ----        ----         ----
     Statement of Operations:
     Revenue ............................. $    --      $    --       $   --
     Operating Expenses(3) ...............    12,050         --           --
     Net Profit (Loss) ...................   (12,050)     (38,849)       (4,000)
     Profit (Loss) Per Share .............     (0.01)       (0.05)        *

     Balance Sheet Data:
     Assets: .............................       549    $    --       $   --
     Liabilities:(1) .....................    31,434         --           --
     Stockholder's Equity (Deficit):(2)...   (30,885)     (38,849)   (4,394,823)
______________

*Negligible in amount.
(1)	The Company believes that there were approximately $1,200,000 in unpaid obligations of the Company at the time the bankruptcy reorganization was dismissed in February 1990. The Company believes none of such claims would be collectible by creditors, as the statute of limitations applicable to collection of such debt has expired under Colorado Revised Statue 13-80-101, which limits the collection of commercial debt to six years from the date the last payment was made.
(2)	Except for the $4,000 of expenses incurred in 1998 the amount $4,394,823 of shareholder deficit for 1998 is carried over from the operations of the Company prior to 1990. Management eliminated this deficit effective January 1, 1997 upon approval of a “quasi-reorganization” by shareholders at the July 6, 1999 shareholders meeting, to more accurately reflect the present financial condition of the Company.
(3)	During December 1999, and throughout the year 2000, $82,500 was advanced by FastPoint Communications, Inc. towards fees and expenses associated with the planned merger. When the merger was canceled in November 2000, FastPoint’s advances were deemed canceled and recorded as expense reimbursement.

Liquidity

The Company has not generated any cash flows from operating or investing activities since February, 1990. Operating capital subsequent to December 31, 1997 used to resurrect the corporate status of the company, establish its shareholder records and for similar purposes, totaling approximately $4,000, was provided by Mr. Marsik. In November 1998 the Board of Directors approved the issuance of 40,000,000 shares of its common stock (400,000 shares after the 1999 reverse stock split) to reimburse such advances. In late 1999, the Company sold 1,018,844 shares of common stock (10,185 shares after the reverse split) for cash of $28,000 and services valued at $3,937. Also, when the Company signed a letter of intent with FastPoint Communications in December 1999 FastPoint advanced $25,000 to the Company. During 2000 FastPoint advanced an additional $57,500 to the Company. The total of $82,500 advanced by FastPoint was forfeited and reflected as expense reimbursement when the planned merger did not occur by October 31, 2000. The balance of the Company’s obligations in 1999 and 2000 were advanced by Mr. Marsik and Marsik is obligated to continue to fund the requirements of the Company under an agreement entered into with the Company in July 1999 and revised in 2000. Under the agreement Mr. Marsik received 1,000,000 shares of the Company's common stock which is subject to forfeiture under certain circumstances. He also agreed to advance the capital requirements of the Company through the earlier of July 2001 or through completion of an acquisition transaction. Also, under the agreement, upon completion of a merger, Mr. Marsik will earn cash compensation and the Company will have the right to cancel the issuance of the shares.

The Company is presently without cash resources and is dependent upon Mr. Marsik to fund any activities it undertakes. The Company does not expect to conduct any other business and its present lack of capital resources is not expected to change unless and until an acquisition transaction is completed.

Results of Operations

The Company had no operations from 1990 through December 31, 2000. In December, 1997, the Company adopted the business plan described in Item 1 above, held a shareholders meeting in July 1999 to adopt a quasi-reorganization and to take other actions to “clean up” the balance sheet and capital structure. In December 1999 the Company entered into a letter of intent to acquire an operating company, FastPoint Communication, Inc. The planned merger with FastPoint did not occur and as of November 2, 2001 the Company withdrew from any further merger discussions with FastPoint. Operating losses reported for 1999 and 2000 reflect expenses incurred in connection with management's attempts to locate an appropriate entity with which to merge or to acquire and to comply with reporting requirements of federal securities laws.

Year 2000 concerns. ProCare had no operations from 1990 through 2000 and there were no historical business records maintained on computer files. ProCare currently owns no computer systems. Therefore, the year 2000 concerns that could have impacted other businesses should have minimal impact on ProCare.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS:

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITOR'S REPORT                                                F-1

FINANCIAL STATEMENTS:

        Balance Sheets as of December 31, 2000, 1999 and 1998               F-2

        Statements of Operations for the years ended
        December 31, 2000, 1999, 1998 and 1997                              F-3

        Statements of Changes in Stockholders' Equity for
        The years ended December 31, 2000, 1999, 1998 and 1997              F-4

        Statements of Cash Flows for the years ended December 31, 2000,
        1999, 1998 and 1997                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                         F-6 & F-7

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 14, 2001, Company was notified by its principal independent accountant, Halliburton, Hunter & Associates, P.C. of Littleton, Colorado, that it was resigning as auditor for the Company due to the dissolution of the accountant, to be effective on or about March 20, 2001. The Independent Auditors’ Reports on the financial statements of the Company for each of the past two fiscal years ending December 31, 1998 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Each opinion included an explanatory paragraph which raised substantial doubt about the ability of Company to continue as a going concern and each opinion indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. Neither the Board of Directors of the Company nor any audit or similar committee of the Board of Directors recommended or sought or approved the decision of the accountants to resign. During the Company’s two most recent fiscal years and the subsequent interim period preceding the date of dismissal, the Company had no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Effective March 21, 2001, Company engaged the firm of Robison, Hill, 1366 E. Murry Holiday Road, Salt Lake City, Utah 84117, as the principal accountant to audit the Company’s financial statements at and for the fiscal year ending December 31, 2000.

The Company’s certified public accountants, Harlan & Boettger, LLC, informed the Company on or about May 1, 1999 that it was resigning as accountants for the Company effective May 3, 1999. Management was informed at the time that Harlan & Boettger were resigning because of changes in their business strategy, not as a result of any dispute or disagreement with the Company. The Company had no disagreement with its accountant on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of the disagreement. The accountant’s opinion included an explanatory paragraph which raised substantial doubt about the ability of Company to continue as a going concern and the opinion indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management subsequently replaced its former accountants with Halliburton & Hunter & Associates for auditing of the Company’s financial statements.

PART III

Item 9. Directors and Executive Officers of the Company

The following table sets forth all directors and executive officers of the Company, as of December 31, 2000, as well as their ages:

           NAME                                                 AGE                         POSITION WITH COMPANY*

          Robert W. Marsik                                  54                           Chairman of the Board of Directors, Chief Executive,
                                                                                                           Financial and Accounting Officer, President and Treasurer

          Allan Bergenfield                                  59                            Director & Secretary

          Carlotta R. Marsik                                 52                            Director

Note: Carlotta Marsik was appointed to the Board of Directors by the other Board members to fill the vacancy created when Joseph Rizzo died on January 25, 2000.

* No current director has any arrangement or understanding whereby they are or will be selected as a director or nominee.

Officers will hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. The officers are elected by the Board of Directors at its annual meeting immediately following the shareholders’ annual meeting and hold office until their death or until they earlier resign or are removed from office. There are no written or other contracts providing for the election of directors or term of employment of executive officers, all of whom serve on an “at will” basis.

The Company does not have any standing audit, nominating or compensation committees, or any committees performing similar functions. The board will meet periodically throughout the year as necessity dictates. During the years of 1990 through 1999 the board held only one meeting, acting by written consent as necessity dictated. In 2000 the Board held four meetings by unanimous written consent as necessity dictated.

Executive Profiles

Robert W. Marsik was the Founder of ProCare and has been an executive officer and director of the Company since inception. On May 17, 1993, he was appointed a director and executive officer of America’s Coffee Cup, Inc. On December 18, 1997, he resigned all positions with this entity to pursue other business interests and has acted as an independent business consultant. Mr. Marsik graduated in 1970 from the University of Maryland at College Park, Maryland, with a degree in Business Administration/Marketing.

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

Carlotta R. Marsik is the wife of the President, Robert Marsik and owns and operates a jewelry design business for the past 13 years. Prior to starting her own business she had a career as a graphic artist.

Item 10. Executive Compensation

No compensation was paid to the Board of Directors or executive officers of the Company in their capacities as such to the date of this report, and no cash compensation is anticipated to be paid at any time in the immediate future to any member of the board in that capacity. However, as described below, the Company agreed to pay Mr. Marsik a contingent fee if an acquisition transaction is completed and the Company advanced a portion of that fee to him during 1999 and 2000.

Employment Agreements: Mr. Marsik had an agreement with ProCare under which he has agreed to pay ProCare’s unpaid liabilities at June 30, 1999, which totaled $9,793 and to advance all other liabilities and obligations of the Company which the Company is unable to satisfy through the earlier of (1) July 1, 2000, or (2) completion of an acquisition transaction acceptable to the Board of Directors. Mr. Marsik has also agreed to remain as ProCare’s president and a director for the same period. This agreement was revised in June 2000 to reflect the parties' original intent and was extended for an additional twelve months.

Effective September 25, 2000, Company entered into a Stock Compensation Agreement with Robert W. Marsik, the President of Company. The agreement superseded the Revised Funding Agreement between the Company and Mr. Marsik, entered into in July 1999. Under the new agreement, the Company agreed to issue to Mr. Marsik 1.0 million shares of restricted Company common stock for the liabilities paid by Mr. Marsik under the original agreement. The shares will be forfeited and canceled if Mr. Marsik fails or refuses to continue to serve as a director and as the President of the Company until such time as the Company completes a merger transaction with another company or business or until July 2001. When the FastPoint merger was canceled, the agreement was revised to clarify the parties' intentions in the event another transaction is completed. Under the revised Stock Compensation Agreement, the Company may rescind and cancel the issuance of the stock if the Company completes a merger transaction with FastPoint, collects all amounts required to be paid by the other entity in connection with the merger and pays certain amounts owed by the Company to Mr. Marsik at the time a merger is completed.

Separately, in November 1999, Mr. Marsik agreed to purchase 125,000 shares of common stock for $3,937, the price paid per share by an unaffiliated person in a separate transaction. Mr. Marsik agreed that ProCare can re-purchase the shares at the same price if (1) ProCare does not complete an acquisition transaction, or (2) Mr. Marsik fails or refuses to assist the Company during a three month period following completion of an acquisition transaction.

Item 11. Security Ownership of Management and Certain Others

Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of March 1, 2001, the shares of common stock owned by each current director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock, with addresses of such person.

                           Name and Address of
Title of Class             Beneficial Owner           Number of Shares    Percent of Class(1)
--------------             --------------------       ----------------    ------------------

Common Stock               Robert W. Marsik              1,337,985(2)(3)        48%
                           1960 White Birch Drive
                           Vista, California 92083

Common Stock               Allan Bergenfield                22,100              0.1%
                           12000  Trailridge Drive
                           Potomac, MD  20854

Common Stock               Carlotta R. Marsik            1,337,985(2)(3)        48%
                           1960 White Birch Drive
                           Vista, CA 92083

Common Stock               Arlington Capital               793,844(4)           28%

Directors and Executive                                  1,360,085              49%
Officers as a Group  (1)
(one in number):
________________________
(1)	Based on 2,785,559 shares of common stock issued and outstanding as of March 1, 2001.
(2)	1,000,000 of the common shares held by Mr. Marsik are conditional and may be surrendered under certain conditions. (see Item 10)
(3)	The shares owned by Mr. Marsik are owned jointly with his wife, Carlotta Marsik.
(4)	The Company believes that it has an agreement under which the Company may reacquire these shares under certain circumstances.

Item 12. Certain Transactions

In November 1998, the Board of Directors approved the issuance of 400,000 shares (reflects the 1999 reverse split) of its common stock, which had no market value, to the three directors of the Company for approximately $4,000 in expenses advanced on behalf of the Company and for services provided in connection with reactivation of the Company and reestablishing the Company as a Colorado corporation in good standing. The share certificates were issued on January 29, 1999 as follows: 360,000 shares to Robert Marsik, and 200,000 shares each to Allan Bergenfield and Joseph Rizzo. In November 1999 the Board of Directors authorized the issuance of restricted common shares to these parties: Arlington Capital purchased 793,844 for $25,000, Robert Marsik, president and a director, purchased 125,000 restricted common shares for services valued at $3,937 and an unaffiliated party purchased 100,000 restricted common shares for $3,000.

Effective September 26, 2000 the board of Directors issued 1,000,000 conditional common shares to its president, Robert Marsik. Mr. Marsik is obligated to surrender these shares for cancellation upon the completion of an acquisition transaction, or upon certain other conditions.

The office space, telephone and office supplies consumed by the Company are provided by Robert Marsik at no charge.

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

            10.1                   Agreement with Robert W. Marsik, incorporated
                                   by reference to Exhibit 10.2 to  ProCare's
                                   Annual Report on Form 10-KSB for the fiscal
                                   year ended December 31, 1999.

            10.2                   Revised Funding Agreement, incorporated by
                                   reference to Exhibit 10.2 to ProCare's
                                   Quarterly Report on Form 10-QSB for the
                                   quarter ended March 31, 2000.

            10.3                   Stock Compensation Agreement dated September
                                   25, 2000, incorporated by reference to
                                   Exhibit 10.3 to ProCare's Current Report
                                   on Form 8-K dated September 29, 2000.

            10.4                   Second Revised Funding Agreement.

            10.5                   Revised Stock Compensation Agreement.

            21                     Subsidiaries of Registrant.

4. Reports on Form 8-K:

(a)	Current Report on Form 8-K dated on or about October 20, 2000, reporting under Item 5 the amendment of the Plan and Agreement of Merger with FastPoint Communications, Inc. No financial statements were filed as exhibits.
(b)	Current Report on Form 8-K dated on or about October 20, 2000, reporting notification to shareholders pursuant to Rule 14f-1.
(c)	Current Report on Form 8-K dated March 14, 2001 reporting a change of accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                       PROCARE INDUSTRIES, LTD.

Date: April 10, 2001                                                                                    By: /s/   Robert W. Marsik
                                                                                                                               Robert W. Marsik, President
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

Date: April 10, 2001                                                                                     By: /s/   Robert W. Marsik
                                                                                                                               Robert W. Marsik, Director

PROCARE INDUSTRIES, LTD.

(A Development Stage Company)

INDEPENDENT AUDITOR’S REPORT

DECEMBER 31, 2000 AND 1999

CONTENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report.................................................F - 1

Balance Sheets
  December 31, 2000 and 1999.................................................F - 2

Statements of Operations
  For the Years Ended December 31, 2000 and 1999.............................F - 3

Statement of Stockholders' Equity for the
  Period December 30, 1983 (inception) to December 31, 2000..................F - 4

Statements of Cash Flows
  For the Years Ended December 31, 2000 and 1999.............................F - 5

Notes to Financial Statements................................................F - 6

INDEPENDENT AUDITOR'S REPORT

ProCare Industries, Ltd.
(A Development Stage Company)

        We have audited the accompanying balance sheet of ProCare Industries, Ltd. (a development stage company) as of December 31, 2000, and the related statements of operations and cash flows for the year then ended, and the statement of stockholders’ equity for the period from December 30, 1983 (inception) to December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ProCare Industries, Ltd. (a development stage company) as of December 31, 1999, were audited by other auditors whose report dated March 10, 2000, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, 2000 financial statements referred to above present fairly, in all material respects, the financial position of ProCare Industries, Ltd. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                                                                                                        Respectfully submitted

                                                                                                                                        /s/ Brent M. Davies, CPA
                                                                                                                                        Certified Public Accountants

Salt Lake City, Utah
March 25, 2001

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
BALANCE SHEET

                                                               December 31,
                                                         ----------------------
                                                           2000           1999
                                                           ----           ----

Assets - Cash ......................................     $    549      $ 14,916
                                                         ========      ========

Current Liabilities:
   Accounts payable ................................     $ 26,056      $  8,752
   Advances ........................................         --          25,000
                                                         --------      --------

          Total Current Liabilities ................       26,056        33,752
                                                         --------      --------

Stockholders' Equity (Deficit):
  Preferred Stock, Par value $1.00
     Authorized 5,000,000 shares
     Issued - None .................................         --            --
  Common Stock, no par value
    Authorized 105,000,000 shares,
    Issued 2,785,559 shares at December 31,
    2000 and 1,785,559 at December 31, 1999 ........       56,316        35,937
  Common Stock to be Issued ........................         --          15,000
  Retained Deficit .................................      (19,000)      (19,000)
  Deficit Accumulated During the
    Development Stage ..............................      (62,823)      (50,773)
                                                         --------      --------

     Total Stockholders' Equity (Deficit) ..........      (25,507)      (18,836)
                                                         --------      --------

     Total Liabilities and
       Stockholders' Equity ........................     $    549      $ 14,916
                                                         ========      ========

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                          Cumulative
                                                             since
                                                            July 6,
                                                             1999
                                     For the year ended   inception
                                        December 31,          of
                                     ------------------   development
                                       2000       1999       stage
                                       ----       ---     -----------
Revenues: ....................... $    --     $   --      $  --

General and Administrative
   Expenses .....................    94,550      65,773     145,323
                                   --------    --------    --------

  Net Loss from Operations ......   (94,550)    (65,773)   (145,323)

Other Income:
   Expense reimbursement ........    82,500        --        82,500
                                   --------    --------    --------

     Net Loss ................... $ (12,050)  $ (65,773)  $ (62,823)
                                   --------    --------    --------

Basic & Diluted loss per share... $   (0.01)   $  (0.05)
                                   ========    ========

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1983 (INCEPTION) TO DECEMBER 31, 2000

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                  Since
                                                                                                 July 6,
                                                                       Common                      1999
                                                Common Stock            Stock                  Inception of
                                           --------------------         To be       Retained   Development
                                           Shares         Value        Issued        Deficit       Stage
                                           ------         -----        -------      --------   -------------
Balance at December 30, 1983
(inception) .......................          --      $      --      $      --     $      --      $  --
December 30, 1983 Issuance of
  stock for cash ..................    10,274,591        589,566           --            --         --
November 11, 1984 Issuance of
  stock for cash ..................    10,336,210      1,284,303           --            --         --
March 26, 1986 Issuance of stock
  for cash ........................     2,617,377        906,000           --            --         --
September 4, 1986 Issuance of
  stock for cash ..................     2,526,741      1,515,954           --            --         --
During 1988 Issuance of stock
  For cash ........................       905,000         95,000           --            --         --
Net Loss 1983 to 1997 .............          --             --             --      (4,390,823)      --
                                      -----------    -----------    -----------   -----------    -------

Balance at December 31, 1997
 as originally reported ...........    26,659,919      4,390,823           --      (4,390,823)

Retroactive adjustment for
  Quasi-reorganization July 6, 1999
  and July 8, 1999 reverse split
  of 1for 100 .....................   (26,293,204)    (4,390,823)          --       4,390,823       --

Restated balance
  December 31, 1997

November 10, 1998 stock to be
  Issued for services .............       400,000           --            4,000          --         --

Net Loss ..........................          --             --             --          (4,000)      --
                                      -----------    -----------    -----------   -----------    -------

Balance at December 31, 1998 ......       766,715    $      --      $     4,000   $    (4,000)   $  --
                                      ===========    ===========    ===========   ===========    =======

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 30, 1983 (INCEPTION) TO DECEMBER 31, 2000
(Continued)

                                                                                        Deficit
                                                                                      Accumulated
                                                                                         Since
                                                                                        July 6,
                                                               Common                     1999
                                         Common Stock           Stock                 Inception of
                                      ------------------        To be      Retained   Development
                                      Shares       Value       Issued       Deficit       Stage
                                      ------       -----       -------      --------   -------------
Balance at December 31, 1998 ....     766,715   $    --     $   4,000    $  (4,000)   $    --

January 29, 1999 issuance of
  stock (see November 10, 1998) .        --         4,000      (4,000)        --           --
July 6, 1999 issuance of stock
  for services and expenses .....   1,000,000        --        15,000         --           --
November 23, 1999 issuance of
  stock for cash ................     793,844      25,000        --           --           --
November 23, 1999 issuance of
  stock for services ............     125,000       3,937        --           --           --
December 16, 1999 issuance of
  stock for cash ................     100,000       3,000        --           --           --
Net Income ......................        --          --          --        (15,000)     (50,773)
                                    ---------   ---------    ---------    ---------    --------

Balance at December 31, 1999 ....   2,785,559      35,937      15,000      (19,000)     (50,773)

September 25, 2000 issuance
 of stock (see November 23, 1999)        --        15,000     (15,000)        --           --
December 31, 2000 capital
  contributed by shareholders ...        --         5,379        --           --           --
Net Loss ........................        --          --          --           --        (12,050)
                                    ---------   ---------    ---------    ---------    --------

Balance at December 31, 2000 ....   2,785,559   $  56,316   $    --      $ (19,000)   $ (62,823)
                                    =========   =========    =========    =========    ========

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                      Cumulative
                                                                              Since
                                                                             July 6,
                                                                              1999
                                                     For the years ended    Inception
                                                          December 31,         of
                                                     --------------------   Development
                                                       2000       1999         Stage
                                                       ----       ----      -----------
CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
----------
Net Loss ........................................   $(12,050)   $(65,773)   $(62,823)
Stock issued for services .......................       --        18,937       3,937
Increase (decrease) in accounts payable .........     17,304       8,752      26,056
Increase (decrease) in advances .................    (25,000)     25,000        --
                                                    --------    --------    --------
  Net Cash Used in operating activities .........    (19,746)    (13,084)    (32,830)
                                                    --------    --------    --------
CASH FLOWS FROM INVESTING
                                                                            --------
ACTIVITIES:
Net cash provided by
  investing activities ..........................       --          --          --
                                                    --------    --------    --------
CASH FLOWS FROM FINANCING
                                                                            --------
ACTIVITIES:
                                                                            --------
Capital contributed by shareholders .............      5,379        --         5,379
Proceeds from issuance of Common Stock ..........       --        28,000      28,000
                                                    --------    --------    --------
Net Cash Provided by
  Financing Activities ..........................      5,379      28,000      33,379
                                                    --------    --------    --------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................    (14,367)     14,916         549
Cash and Cash Equivalents
  at Beginning of Period ........................     14,916        --          --
                                                    --------    --------    --------
Cash and Cash Equivalents
  at End of Period ..............................   $    549    $ 14,916    $    549
                                                    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................   $   --      $   --      $   --
  Franchise and income taxes ....................   $   --      $   --      $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
-------------------------------------------------
FINANCING ACTIVITIES: None
--------- -----------

The accompanying notes are an integral part of these financial statements.

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for ProCare Industries, Ltd. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Colorado on December 30, 1983. From inception to 1990 the Company attempted to manufacture and market electronic testing products. The manufacturing and marketing activities were abandoned during 1990. From 1990 to 1999 the Company had no operations. Since July 6, 1999 the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of December 31, 2000. The Company is now engaged in the process of locating a potential merger and/or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that aFect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could diFer from those estimates.

F-7

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Per-Share
                                  Income          Shares       Amount
                                  ------          ------       ------
                               (Numerator)    (Denominator)

                                For the year ended December 31, 2000
                                ------------------------------------
Basic Loss per Share

Loss to common shareholders...  $ (12,050)    2,785,559    $   (0.01)
                                =========     =========    =========

                                For the year ended December 31, 1999
                                ------------------------------------
Basic Loss per Share

Loss to common shareholders...  $ (65,773)    1,354,156    $   (0.05)
                                =========     =========    ==========

        The eFect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant oF-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Stock Compensation for Non-Employees

        The Company accounts for the fair value of its stock compensation grants for non-employees in accordance with FASB Statement 123. The fair value of each grant is equal to the market price of the Company’s stock on the date of grant if an active market exists or at a value determined in an arms length negotiation between the Company and the non-employee.

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
(Continued)

NOTE 2 - INCOME TAXES

        As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $62,000 that may be oFset against future taxable income through 2021. Current tax laws limit the amount of loss available to be oFset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to oFset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are oFset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS

        As of December 31, 2000 all activities of the Company have been conducted by corporate oFicers from either their homes or business oFices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

        In July 1999 the Company entered into an agreement with Robert Marsik, its President. Under the agreement the Company issued 1,000,000 shares of common stock. The stock will be forfeited if Mr. Marsik fails or refuses to continue to serve as a director and as the President until such time as the Company completes a merger transaction with another company or business by July 2001. In addition the Company may rescind and cancel the issuance of stock under certain conditions.

        On December 17, 1999 the Company entered into an agreement with FastPoint Communications, Inc. for a merger of the two companies. During 1999 and 2000 FastPoint advanced funds to the Company for various expenses involved in the merger. On November 2, 2000 the Company terminated the agreement with FastPoint and withdrew from any further discussions. As a result of the termination the $82,500 advanced by FastPoint was forfeited to the Company.

PROCARE INDUSTRIES, LTD.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
(Continued)

NOTE 5 - STOCK SPLIT AND QUASI-REORGANIZATION

        On July 6, 1999 in order to more accurately reflect the current operations of the Company the accumulated deficit and related stockholders equity accounts were eliminated through a quasi- reorganization.

        On July 8, 1999 the Board of Directors authorized 100 to 1 reverse stock split. As a result of the split, 26,293,204 shares were canceled. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

NOTE 6 - COMMON STOCK TRANSACTIONS

        On November 23, 1999 the Company issued 793,844 restricted common shares to Arlington Capital for cash at $.04 per share. Also on the same date the Company issued 125,000 restricted common shares to its President for services valued at $.04 per share. On December 16, 1999 the Company issued 100,000 restricted common shares to individuals for cash at $.03 per share.

        During 2000 the Company issued 1,000,000 restricted common shares to the Company’s President for services at the market value of the stock on the date the services were performed.