Form 10QSB
period 2001-03-31
PROCARE INDUSTRIES LTD
filed 2001-05-15
CIK 742876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2001 there were approximately 2,785,559 common shares outstanding.

1. PART 1 - FINANCIAL INFORMATION

Item 1. Financial statements

PROCARE INDUSTRIES, LTD.

BALANCE SHEETS

                                                               March 31,   December 31,
                                                                 2001         2000
                                                               --------    -----------
                                                              (Unaudited)
ASSETS
  CASH .....................................................   $   -0-     $    549
                                                               ========    ========

LIABILITIES
  ACCOUNTS PAYABLE .........................................   $ 28,741    $ 26,056
  ADVANCES .................................................        525        --
                                                               --------    --------
     TOTAL LIABILITIES .....................................     29,266      26,056
                                                               --------    --------

STOCKHOLDERS' EQUITY:
   Preferred stock, $ 1.00 par value, 5,000,000
   shares authorized; none issued...........................       --          --
   Common stock, no par value, 100,000,000
    shares authorized:  2,785,559 shares
     issued and outstanding at March 31, 2001
    and December 31, 2000 ..................................     57,620      56,316
  Additional paid-in capital ...............................       -0-         -0-
  Retained deficit .........................................    (19,000)    (19,000)
  Deficit accumulated during the
    Development Stage ......................................    (67,886)    (62,823)
                                                               --------    --------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..................    (29,266)    (25,507)
                                                               --------    --------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY ................................   $   -0-     $    549
                                                               ========    ========

See accompanying notes and accountants' report.

PROCARE INDUSTRIES, LTD.

STATEMENT OF OPERATIONS

(UNAUDITED)

For the three months ended March 31, 2001, and March 31, 2000, respectively

                                                               Since
                                                              July 6,
                                        2001      2000         1999
                                        ----      ----        ------

NET SALES ........................   $   -0-   $   -0-        $  -0-

COSTS OF SALES ...................   $   -0-   $   -0-        $  -0-
                                      --------   ----------   ----------

             GROSS PROFIT ........   $   -0-   $   -0-        $  -0-

OPERATING EXPENSES
        General and Administrative   $  5,063   $   36,058   $  150,386
                                     --------   ----------   ----------
TOTAL OPERATING EXPENSES .........   $  5,063   $   36,058   $  150,386

NET INCOME ON OPERATIONS
    BEFORE INCOME TAXES ..........   $ (5,063)  $  (36,058)  $  150,386)

OTHER INCOME .....................   $   -0-    $   -0-      $   82,500

INCOME TAXES .....................   $   -0-    $   -0-      $   -0-
                                     --------   ----------   ----------
NET INCOME .......................   $ (5,063)  $  (36,058)  $  (67,886)
                                     ========   ==========   ==========

INCOME PER AVERAGE COMMON SHARE ..   $ (0.001)  $  (0.02)
                                     =========  ========

See accompanying notes and accountants' report.

PROCARE INDUSTRIES, LTD.

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the three months ended March 31, 2001, and March 31, 2000, respectively

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ...........................   $ (5,063)   $(36,058)   $(67,886)
      Stock Issued for Services ..........   $   -0-     $   -0-     $  3,937

INCREASE IN ACCOUNTS PAYABLE .............   $  2,685    $    530    $ 28,741

INCREASE IN ADVANCES TO OFFICER ..........   $   -0-     $(21,700)   $  -0-

NET CASH USED IN OPERATING ACTIVITIES ....   $ (2,378)   $(57,228)   $(35,208)

CASH FLOWS FROM INVESTING ACTIVITIES .....   $   -0-     $  -0-      $  -0-

CAPITAL CONTRIBUTED BY SHAREHOLDERS ......   $  1,304    $  -0-      $  6,683

INCREASE IN ADVANCES .....................   $    525    $ 50,000    $    525

PROCEEDS FROM ISSUANCE OF COMMON STOCK ....  $   -0-     $  -0-      $ 28,000

NET CASH PROVIDED BY FINANCING
ACTIVITIES ...............................   $  1,829    $ 50,000    $ 35,208

NET INCREASE (DECREASE) IN CASH ..........   $   (549)   $ (7,228)   $  -0-

CASH, BEGINNING OF PERIOD ................   $    549    $ 14,916    $  -0-
                                              -------     -------     -------
CASH, END OF PERIOD ......................   $   -0-     $  7,688    $  -0-
                                              =======     =======     =======

See accompanying notes and accountants' report.

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

Note 1. The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the current financial condition of registrant have been included, and the disclosures are adequate to make the information presented not misleading. The financial statements have been prepared as if the changes discussed in Note 4 approved by shareholders were effective January 1, 1999, as to the quasi-reorganization and July 8, 1999 as to the reverse stock split.

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

Note 5. In July 1999 the Company, through the Board of Directors, entered into an agreement with Robert Marsik, its President, whereby Mr. Marsik agreed to serve as President and to continue to fund the expenses of the Company and the expenses associated with an acquisition, if one occurs, for the next twelve months or until an acquisition transaction, if earlier, for a contingent fee of $150,000. The contingent fee shall be payable to Marsik only if an acquisition or reverse merger occurs, and only if the funds are available. The agreement was revised in November 2000 to reflect the parties original intentions and was extended through July 2001. Under the revised agreement, upon completion of a merger, Mr. Marsik will earn cash compensation and the Company will have the right to cancel the issuance of certain shares. Please see Second Revised Funding Agreement and Revised Stock Compensation Agreement dated November 15, 2000 and attached as Exhibits to the 10-KSB for fiscal year 2000 filed April 10, 2001.

ITEM 2. Management’s Plan of Operation. We have no business operations and we have no revenue. Since late 1997 we have set out to reestablish the Company as an operating public company. We have sought to locate and acquire, or be acquired by, another business. The Company is a public-reporting entity with common stock listed on the NASD OTC Bulletin Board. As of December 17, 1999 we signed a Letter of Intent describing our mutual intention that ProCare will acquire all of the outstanding stock, including business and assets of FastPoint Communications, Inc. which is a privately-held Delaware corporation based in Los Angeles, California engaged in business as an internet service provider. The “reverse merger” was expected to be completed in 2000. In the transaction, a newly formed subsidiary of the Company will be merged into FastPoint and we will exchange shares equal to approximately 88% of our outstanding stock after the merger for all the FastPoint stock. A vote of our shareholders will not be required to complete the transaction. Following the planned transaction the Company would be re-named “FastPoint Communications, Inc.” and will be the parent corporation of FastPoint Communication, Inc., a Delaware corporation, which would be the operating entity. Upon completion of the transaction the present management of FastPoint will become management and directors of the Company, and will implement its business plan in the Internet communications business. On March 8, 2000 the Company and FastPoint entered into an amended Letter of Intent, which called for a closing to occur on or about May 31, 2000.

As of the date this report is filed, the transaction with FastPoint has not closed and no merger with FastPoint will occur. In the executed Plan and Agreement of Merger dated August 14, 2000 we agreed to extend the date by which the transaction must be completed to September 15, 2000. On September 29, 2000 the Company entered into an amendment to the Plan and Agreement of Merger with FastPoint, which extends the closing date to October 31, 2000. The closing with FastPoint did not occur by October 31, 2000 and on November 2, 2000 the Company terminated the Amendment to Agreement and Plan of Merger dated September 29, 2000 and withdrew from any further merger discussions with FastPoint. FastPoint forfeited the $82,500 of deposits made to the Company.

On September 26, 2000 the Board of Directors issued 1,000,000 conditional common shares to its President, Robert Marsik. Mr. Marsik is obligated to cancel these shares upon the completion of a merger with another company or under certain other conditions. Please refer to 8-K report filed October 20, 2000 for additional information.

Results of Operations: The Company had no sales or sales revenues for the three months ended March 31, 2001 or during 2000 because it is a development stage company that has not had any business operations for the past three years.

The Company had no costs of sales revenue for the three months ended March 31, 2001 or 2000 because it is a development stage company that has not had any business operations for the past three years. The Company had general and administrative expenses of $5,063 for the three month period ended March 31, 2001 and $36,058 for the same period in 2000.

The Company recorded a net loss of $5,063 for the three months ended March 31, 2001 compared to $36,058 loss for the same period in 2000.

Liquidity and Capital Resources: At March 31, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $549 current assets and $549 total assets at December 31, 2000. The Company had a net working capital deficit of $0 and $549 at March 31, 2001 and December 31, 2000.

Net stockholder’s deficit in the Company was $0 and $549 as of March 31, 2001 and December 31, 2000.

ProCare presently has no source of liquidity or capital, other than the commitment of its President to continue to provide needed funds. FastPoint advanced $82,500 to us in accordance with its obligations under the revised Letter of Intent and the Amendment to the Plan and Agreement of Merger. This $82,500 was forfeited by FastPoint upon termination of the planned merger. This cash was used by ProCare for ongoing expenses. ProCare must find additional cash resources to fund our minimal expenses while we attempt to locate a suitable merger partner and complete a merger.

PART II - OTHER INFORMATION

Item 1. Litigation: There is no pending litigation in which the Company is presently a party to and management is not aware of any litigation, which may arise in the future.

Item 2. Changes in Securities and Use of Proceeds: None.

Item 3. Default Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information: On April 11, 2001 the Company entered into a Letter of Intent with an unaffiliated company, HK Utility Construction, Inc., a Delaware corporation, which outlined the intent of the parties to complete a “reverse merger” whereby HK Construction will gain voting control of the stock and control of the Board of Directors and management of the Company upon completion of the merger. The Letter of Intent calls for a closing to occur on or before May 31, 2001. For additional information, please refer to the 8-K Report filed with the Securities and Exchange Commission on April 13, 2001.

Item 6. Exhibits and Reports of Form 8-K:

(a)          Exhibits.

               None.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K for the period through March 31, 2001:

                Item Reported           Date            Financial Statements
        (1)            4, 7             March 14, 2001  None--Not Applicable
        (2)            5, 7             April 13, 2001  None--Not Applicable

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 14th day of May 2001.

PROCARE INDUSTRIES, LTD.
(Registrant)

By	By /s/ Robert W. Marsik ______________________________ Robert W. Marsik President and Chief Executive Officer

*******