Form 10QSB
period 2001-06-30
DUCT UTILITY CONSTRUCTION & TECHNOLOGIES INC
filed 2001-08-20
CIK 742876

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001


[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
     ACT
                  For the transition period from__________ to ___________


                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                 ----------------------------------------------
                (Name of Registrant as specified in its charter)


                            ProCare Industries, LTD.
                   -------------------------------------------
                           (Former Name of Registrant)


       Colorado                       00 0-13066                84-0932231
       ---------                      ------------              -----------
(State or other jurisdiction of      (Commission File          (IRS Employer
 incorporation or organization)          No.)                Identification No.)



        320 Whetstone Alley, Suite B Cincinnati, Ohio 45202 (513)929-9028
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X )                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: June 30, 2001


         CLASS                                    Outstanding at June 30, 2001
-----------------------------                     ----------------------------
No Par Value Common Stock                                  9,743,844

                        DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.

PART I:   FINANCIAL INFORMATION                                         PAGE
                                                                        ----

          Independent Accountant's Report                                2

          Consolidated Balance Sheets as of  June 30, 2001               3
          (Unaudited)

          Consolidated Statement of Operations for the Period            4
          Ended June 30, 2001(Unaudited)

          Consolidated Statement of Cash Flows for the Period            5
          Ended June 30, 2001 (Unaudited)

          Notes to  Financial Statements
          (Unaudited) as of June 30, 2001                                6

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                            8

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of:
  DUCT Utility Construction & Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of DUCT Utility Construction & Technologies, Inc. and Subsidiaries (formerly ProCare Industries, Ltd./HK Utility Constuction, Inc.) as of June 30, 2001 and the consolidated statements of operations and cash flows for the period from January 19, 2001 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a loss from current operations of $488,529, a negative cash flow from operating activities of $191,363, and a working capital deficiency of $342,071 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
August 17, 2001

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                                                  June 30, 2001
                                                                   (Unaudited)
                                                                    ---------
CURRENT ASSETS
   Cash                                                               $  35,820
   Accounts receivable                                                  124,319
   Loan receivable - stockholder                                         18,986
                                                                      ---------
     Total Current Assets                                               179,125
                                                                      ---------

TOTAL ASSETS                                                          $ 179,125
                                                                      ---------
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Notes payable - related parties                                    $ 296,169
   Accounts payable and accrued expenses                                225,027
                                                                      ---------
     Total Current Liabilities                                          521,196
                                                                      ---------

STOCKHOLDERS' DEFICIENCY
   Common stock, no par value, 100,000,000 shares authorized,
    9,743,844 shares issued
    and outstanding                                                     147,458
   Accumulated deficit                                                 (488,529)
                                                                      ---------
                                                                       (341,071)
   Subscriptions receivable                                               1,000
                                                                      ---------

     Total Stockholders' Deficiency                                    (342,071)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $ 179,125
----------------------------------------------                        =========


          See accompanying notes to consolidated financial statements.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------




                                                                For The Period
                                                                From January 19,
                                                              2001 through June
                                                                  30, 2001
                                                                (Unaudited)
                                                                -----------

REVENUES - NET                                                  $ 1,238,187

COST OF REVENUES                                                  1,140,679
                                                                -----------

GROSS PROFIT                                                         97,508
                                                                -----------

OPERATING EXPENSES
   Officers' compensation                                           165,123
   Professional and consulting fees                                 109,637
   Other general and administrative                                  33,517
   Telephone                                                         16,622
   Advertising                                                       11,125
   Insurance                                                         10,048
                                                                -----------
     Total Operating Expenses                                       346,072
                                                                -----------

(LOSS) FROM OPERATIONS                                             (248,564)
                                                                -----------

OTHER (EXPENSE)
   Subsidiary acquisition expense                                  (225,000)
   Interest expense                                                 (14,965)
                                                                -----------
     Total Other (Expense)                                         (239,965)
                                                                -----------

NET (LOSS)                                                      $  (488,529)
                                                                ===========

NET LOSS PER SHARE  - BASIC AND DILUTED                         $     (0.05)
                                                                ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 DURING THE PERIOD - BASIC AND DILUTED                            9,643,844
                                                                ===========

          See accompanying notes to consolidated financial statements.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------


                                                                                 For The Period
                                                                                  From January 19,
                                                                                 2001 through June
                                                                                     30, 2001
                                                                                    (Unaudited)
                                                                                     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                                        $(488,529)
   Adjustments to reconcile net (loss) to net cash (used in) operating activities:
   Subsidiary acquisition expense                                                      225,000
   Stock issued for services                                                               724
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                (124,319)
     Increase in accounts payable and accrued expenses                                 195,761
                                                                                     ---------
         Net Cash Used In Operating Activities                                        (191,363)
                                                                                     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in stockholder loans                                                       (18,986)
                                                                                     ---------
         Net Cash Used In Investing Activities                                         (18,986)
                                                                                     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                         246,169
                                                                                     ---------
         Net Cash Provided by Financing Activities                                     246,169
                                                                                     ---------

NET INCREASE IN CASH                                                                    35,820

CASH - BEGINNING OF PERIOD                                                                --
                                                                                     ---------

CASH - END OF PERIOD                                                                 $  35,820
--------------------                                                                 =========

CASH PAID DURING THE PERIOD FOR - INTEREST                                           $  12,500
                                                                                     =========


          See accompanying notes to consolidated financial statements.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                               -------------------
                                   (UNAUDITED)


6

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------  -----------------------------------------------------------

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

        It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

        The Company (See Note 2) is involved in various capacities with the construction of utility infrastructure for the fiber optic, gas and electric, cable television and sewer businesses. The company's initial services will be focused on directional drilling and aerial construction operations. The Company has adopted a year end of December 31.

NOTE 2  ACQUISITIONS
------  ------------

        On May 31, 2001, ProCare Industries, Ltd. ("Pro"), an inactive Colorado public shell corporation, acquired all the outstanding stock of HK Utility Construction, Inc ("HK"). The Merger Agreement stipulated that PRO issue to HK shareholders 10,000 shares of PRO common stock totaling 7,230,000 shares for each share of common stock held by HK stockholders totaling 723 shares. As a result, the HK stockholders acquired a 71.3% interest in PRO and the reorganization was treated as a recapitalization by the HK for accounting purposes. Accordingly, the financial statements include the following:

          (1) The balance sheet consists of the net assets of HK Utility Construction, Inc. and its subsidiary ProCare Industries, Ltd. at historical cost.

          (2) The statement of operations includes the operations of HK Utility Construction, Inc. for the period from inception April 25, 2001 through June 30, 2001 and the operations of ProCare Industries, Ltd. from the date of recapitalization.

        Subsequent to the merger, HK Utility Construction, Inc. changed its name to DUCT Utility Construction & Technologies, Inc. (The "Company").

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                               -------------------
                                   (UNAUDITED)


        On June 5, 2001, the Company acquired 100% of the outstanding shares of Durango Communications, Inc., a corporation formed January 19, 2001, in exchange for 600,000 shares of common stock in a transaction accounted for as a pooling of interests. Accordingly, the financial statements include the balance sheets of the companies at historical cost and the statements of operations of the companies for periods presented.


NOTE 3  NOTES PAYABLE - RELATED PARTIES
------  -------------------------------

        The Company has various notes payable with related parties totaling $296,169 as of June 30, 2001. These notes are due between July 24, 2001 and December 31, 2001 with interest at 10% per annum.

NOTE 4  GOING CONCERN
------  -------------

        As reflected in the accompanying financial statements, the Company's loss from operations of $488,529, negative cash flow from operating activities of $191,363 and working capital deficiency of $342,071 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        The Company is presently seeking to raise additional working capital through a proposed bond offering. Additionally, the Company is currently negotiating new service contracts to generate increased revenues.

NOTE 5  SUBSEQUENT EVENT
------  ----------------

        On July 28, 2001, the Company acquired 100% of the outstanding shares of BJ Boring, Inc. in exchange for 195,000 shares of common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

         The Company was an inactive Colorado corporation until May 2001 when it acquired HK Utility Construction, Inc. in a reorganization that for accounting purposes has been treated as a recapitalization of HK Utility. (See the attached financial statements and notes thereto.) HK was formed in 2001 for the purpose of acquiring and investing in companies engaged in the field of laying underground and aerial fiber optic cables. Management believes that the Company will be able to exploit a niche market in the field of laying cable despite concerns by many industry analysts that there is already sufficient capacity for fiber optic cable In moving forward with its business strategy, the Company acquired Durango Communications, Inc. in exchange for the issuance of 600,000 shares of common stock..

         Since neither HK nor Durango was active in the year 2000, no financial statement are presented. For the period ended June 30, 2001, the Company, through its wholly owned subsidiaries, HK and Durango generated $1,238,187 in revenues and recorded a gross profit of $97,508. Operating expenses totaled $346,071 and the Company incurred a loss of from operations of $248,563. The net loss as of June 30 was $488,528 of which $225,000 were acquisition costs.

         During this same period, the Company attempted to make two other acquisitions, Star Communications Inc. and D & R Constriction, Inc. These acquisitions were subsequently rescinded pursuant to the terms of the stock exchange agreement executed by the Company.


Liquidity and Capital Resources

The Company has a total of $179,125 in cash and other current assets and liabilities totaling $521,196 of which $296,169 is from affiliates. Management believes that as it consolidates operations and makes other acquisitions or strategic alliances, it will be able to reverse the operating losses. However, there can be no assurance that the Company will be successful or management will be able to secure financing to further expand the scope of its operations.

PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Litigation

         There was no pending litigation in which the Company was a party to during the quarter ended June 30, 2001. However on July 24, 2001 David Keever, the principal shareholder and president of Star Communications, Inc. filed suit in North Carolina in the County of Caldwell, (Case No. 01 CVS 1157) and on July 25, 2001 the Company filed suit against Star Communications in Ohio (Court of Common Pleas, Hamilton, County Case No. A0104964). Both suits involve the acquisition of Star Communications and the subsequent rescission.


Item 2. Changes in Securities

         During the three months ended June 30, 2001 the Company issued a total of 7,830,000 shares of its common stock. (Does not include a total of 1,50,000 shares which were issued pursuant to two acquisitions which were subsequently rescinded.) A total of 7,230,000 were issued to the shareholders of HK Utility Construction, Inc. An additional 600,000 shares were issued to the shareholders of Durango Communications, Inc. in connection with the Company's acquisition and recapitalization.

           The agreement with Star Communications, Inc. has been rescinded and the Company has requested the return of the 675,000 shares of its common stock to the shareholders of Star Communications, Inc. The agreement with D & R Construction, Inc,. Has been rescinded and the Company has requested the return of the 375,000 shares of common stock issued to the shareholders of D & R Construction.

         Until such time as the above identified shares of common stock are returned to the Company, the Company will place stop transfer instructions on the share certificates.


Item 3.  Default Upon Senior Securities: None

Item 4.  Submission of Matters to a Vote of the Security Holders: None

Item 5.  Other Information: None

Item6: Exhibits and Reports on Form 8-k:

         (a) Exhibits:   None

         (b) Reports on Form 8-k: The Company has filed the following reports on Form 8-k for the three month period ended June 30, 2001

                   Item reported            Date            Financial Statements
         (1)            5               April 18, 2001             None
         (2)            7                 May 9, 2001              None
         (3)            1                June 20, 2001             None
         (4)            4                June 25, 2001             N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DUCT Utility Construction & Technologies, Inc.



                                  By: /s/ Randall Drew
                                  ----------------------------------------------
                                      Randall Drew, CEO



Dated: This 20th day of August 2001