Form 10QSB
period 2001-09-30
DUCT UTILITY CONSTRUCTION & TECHNOLOGIES INC
filed 2001-11-19
CIK 742876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


       [ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE EXCHANGE ACT
             FOR THE TRANSITION PERIOD FROM__________ TO ___________


                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                 ----------------------------------------------
                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            PROCARE INDUSTRIES, LTD.
                            ------------------------
                           (FORMER NAME OF REGISTRANT)


          COLORADO                    00 0-13066                84-0932231
          --------                    ----------                ----------
(STATE OR OTHER JURISDICTION OF    (COMMISSION FILE           (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)           NO.)              IDENTIFICATION NO.)

   1101 SAINT GREGORY STREET, SUITE 260, CINCINNATI, OHIO 45202 (513) 929-9028
   ---------------------------------------------------------------------------
         (Address and telephone number of principal executive offices)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  (X )                  No   (  )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2001

         CLASS                                   Outstanding at June 30, 2001
         -----                                   ----------------------------
No Par Value Common Stock                                 10,593,846

PART I:   FINANCIAL INFORMATION                                             PAGE


          Independent Accountant's Report                                   3

          Consolidated Balance Sheets as of  September 30, 2001             4
          (Unaudited)

          Consolidated Statement of Operations for the Period               5
          Ended September 30, 2001(Unaudited)

          Consolidated Statement of Cash Flows for the Period               6
          Ended September 30, 2001 (Unaudited)

          Notes to Financial Statements
          (Unaudited) as of September 30, 2001                              7

          Management Discussion and Analysis of Financial
          Condition and Results of Operations                               9

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of:
  DUCT Utility Construction & Technologies, Inc.


We have reviewed the accompanying consolidated balance sheet of DUCT Utility Construction & Technologies, Inc. and Subsidiaries (formerly ProCare Industries, Ltd./HK Utility Construction, Inc.) as of September 30, 2001 and the consolidated statements of operations and cash flows for the period from January 19, 2001 (inception) through September 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a loss from current operations of $4,162,318, a negative cash flow from operating activities of $589,166, and a working capital deficiency of $1,149,020 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.


Boca Raton, Florida
November 17, 2001


        DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
       (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                     ------
                                                                              September 30,
                                                                                  2001
                                                                               (Unaudited)
                                                                              ------------
CURRENT ASSETS
   Cash                                                                       $     1,600
   Accounts receivable                                                            238,132
   Loan receivable - stockholder                                                   18,986
   Prepaid expenses and other current assets                                       28,456
                                                                              ------------
     Total Current Assets                                                         287,174
                                                                              ------------

PROPERTY AND EQUIPMENT - NET                                                      301,387
                                                                              ------------

OTHER ASSETS
 Security Deposits                                                                 30,422
 Goodwill                                                                         367,127
                                                                              ------------
     Total Other Assets                                                           397,549
                                                                              ------------

TOTAL ASSETS                                                                  $   986,110
                                                                              ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
   Notes payable                                                              $   538,483
   Notes payable - stockholders                                                   252,799
   Line of credit payable                                                          33,600
   Accounts payable and accrued expenses                                          611,312
                                                                              ------------
     Total Current Liabilities                                                  1,436,194
                                                                              ------------

STOCKHOLDERS' DEFICIENCY
   Common stock, no par value, 100,000,000 shares authorized, 10,593,846
    shares issued and outstanding                                               4,333,458
   Common stock to be issued (195,000)                                            195,000
   Accumulated deficit                                                         (4,702,542)
                                                                              ------------

                                                                                 (174,084)
   Deferred stock based compensation                                             (276,000)
                                                                              ------------

     Total Stockholders' Deficiency                                              (450,084)
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $   986,110
                                                                              ============

          See accompanying notes to consolidated financial statements.

        DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                               For The Period
                                             For the Three     From January 19,
                                             Months Ended       2001 through
                                          September 30, 2001  September 30, 2001
                                             -------------      -------------

REVENUES - NET                               $    367,918       $  1,895,135

COST OF REVENUES                                   30,111          1,286,275
                                             -------------      -------------

GROSS PROFIT                                      337,807            608,860
                                             -------------      -------------

OPERATING EXPENSES
   Salaries                                     1,136,460            477,431
   Professional and consulting fees             3,032,500            178,242
   Other general and administrative               234,416            338,706
   Telephone                                       19,406             46,316
   Advertising                                        988             12,113
   Insurance                                       76,355            112,206
                                             -------------      -------------
     Total Operating Expenses                   4,500,125          5,075,014
                                             -------------      -------------

(LOSS) FROM OPERATIONS                         (4,162,318)        (4,466,154)
                                             -------------      -------------

OTHER INCOME/(EXPENSE)
   Subsidiary acquisition expense                       -           (225,000)
   Interest income/(expense)                       10,426            (11,388)
                                             -------------      -------------
     Total Other Income/(Expense)                  10,426           (236,388)
                                             -------------      -------------

NET (LOSS)                                   $ (4,151,892)      $ (4,702,542)
                                             =============      =============


NET LOSS PER SHARE  - BASIC AND DILUTED      $      (0.41)      $      (0.47)
                                             =============      =============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING DURING THE PERIOD -
   BASIC AND DILUTED                           10,149,779         10,022,042
                                             =============      =============

          See accompanying notes to consolidated financial statements.

        DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                For The Period
                                                               From January 19,
                                                                 2001 through
                                                              September 30, 2001
                                                                  (Unaudited)
                                                              ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss)                                                    $(4,702,542)
   Adjustments to reconcile net (loss) to net cash (used in)
      operating activities:
   Subsidiary acquisition expense                                    225,000
   Goodwill                                                         (367,127)
   Stock to be issued for acquisition                                195,000
   Stock issued for salaries and services                          3,715,724
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                              (238,132)
     Increase in accounts payable and accrued expenses               582,911
                                                                 ------------
         Net Cash Used In Operating Activities                      (589,166)
                                                                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                      -
                                                                 ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                       403,935
   Proceeds from line of credit                                       33,600
   Proceeds from notes payable - stockholders                        153,231
                                                                 ------------
         Net Cash Provided by Financing Activities                   590,766
                                                                 ------------

NET INCREASE IN CASH                                                   1,600

CASH - BEGINNING OF PERIOD                                                 -
                                                                 ------------

CASH - END OF PERIOD                                             $     1,600
                                                                 ============

CASH PAID DURING THE PERIOD FOR - INTEREST                       $    11,388
                                                                 ============

          See accompanying notes to consolidated financial statements.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC AND SUBSIDIARIES
       (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

        The Company (See Note 2) is involved in various capacities with the construction of utility infrastructure for the fiber optic, gas and electric, cable television and sewer businesses. The company's initial services will be focused on directional drilling and aerial construction operations. The Company has adopted a year-end of December 31.

NOTE 2  ACQUISITIONS
------  ------------

        On July 28, 2001, The Company acquired all the outstanding stock of B.J. Boring, Inc. ("BJ"). The Merger Agreement stipulated that The Company issue to BJ shareholders 195,000 shares of the company's common stock. In exchange for issuing these shares, the Company purchased 100% of the outstanding shares of BJ. As a result, the Company treated the merger as a reorganization and recapitalization for accounting purposes. Accordingly, the financial statements include the following:

         (1) The balance sheet consists of the assets of the Company and BJ at historical cost.

         (2) The statement of operations includes the operations of BJ for the periods presented.

         As of September 30, 2001, the 195,000 shares for the acquisition have not been issued.

NOTE 3  STOCK ISSUANCES
------  ---------------

        During the three months ended September 30, 2001 the Company issued 100,000 shares of common stock with an aggregate fair value of $325,000 for current and future services to be performed by a consultant over a period of one year. The Company has charged $49,000 to operations during the three months ended September 30, 2001 for the expense portion of this contract and has deferred $276,000 at September 30, 2001, which is classified as a contra to equity on the balance sheet.

         The deferred amounts will be expensed to operations over the next one year ending as follows:

                 For the three months ending December 31, 2001        $   81,250
                 For the twelve months ending December 31, 2002       $  194,750


NOTE 4  GOING CONCERN
------  -------------

        As reflected in the accompanying financial statements, the Company's loss from operations of $4,162,318, negative cash flow from operating activities of $589,166 and working capital deficiency of $1,149,020 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

INTRODUCTION

The Company was an inactive Colorado corporation until May 2001 when it acquired HK Utility Construction, Inc. in a reorganization that for accounting purposes has been treated as a recapitalization of HK Utility. (See the attached financial statements and notes thereto.) HK was formed in 2001 for the purpose of acquiring and investing in companies engaged in the field of laying underground and aerial fiber optic cables. Management believes that the Company will be able to exploit a niche market in the file of laying cable despite concerns by many industry analysts that there is already sufficient capacity for fiber optic cable. In moving forward with its business strategy, the Company acquired Durango Communications, Inc. in exchange for the issuance of 600,000 shares of common stock. During this same period, the Company attempted to make two other acquisitions, Star Communications Inc. and D & R Construction, Inc. These acquisitions were subsequently rescinded pursuant to the terms of the stock exchange agreement executed by the company.

In August 2001, the Company completed its acquisition of BJ Boring, Inc., a Texas corporation engaged in the underground utility construction business.

During 2001, the Company also began developing its specialized construction services, building systems for customers as a telecommunications and cable television contractor.

RESULTS OF OPERATIONS

Since neither HK nor Durango was active in the year 2000, only financial statements for BJ Boring are presented. For the period ended September 30, 2001, the Company, through its wholly owned subsidiaries, HK, Durango and BJ Boring generated $367,918 in revenues and recorded a gross profit of $337,807. Operating expenses totaled $4,500,125 and the Company incurred a loss of from operations of $4,162,318. The net loss for the period ending September 30 was $4,151,892.

Over the next twelve months of operations, Management intends to increase its revenues by acquiring new contracts for sewer and water, electric power, telecommunications and cable television companies, as well as commercial, industrial and governmental entities. The Company also intends to identify and complete further acquisitions that supplement the Company's revenues and /or services infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a total of $287,174 in cash and other current assets and liabilities totaling $1,436,194 of which $252,799 is from stockholders. The Company has been operating with limited cash resources since its inception. Affiliates of the Company have provided the operating capital necessary to continue the operations of the Company to date. While the Company continues to evaluate financing alternatives, the Company plans to minimize its internal cash requirements by utilizing third party subcontractors, while providing greater liquidity. The Company also intends to utilize accounts receivable factoring and third party unsecured accounts receivable financing for its major clients. In order to provide for its current working capital needs, the company intends to issue additional shares of capital stock through one or more private offerings. However, the company intends to minimize the amount of equity sold and rely, to the extent practicable on internal growth from operations. Management believes that as it consolidates operations, makes other acquisitions or strategic alliances, and grows organically, the Company will be able to reverse the operating losses. However, there can be no assurance that the Company will be successful or management will be able to secure financing to further expand the scope of its operations.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  LITIGATION

On July 24, 2001 David Keever, the principal shareholder and president of Star Communications, Inc. filed suit against ProCare Limited, Inc., FastPoint Acquisition Corp, Star Communications, Inc., DUCT Utility Construction & Technologies, Randall A. Drew and C. Christopher Kessen, in North Carolina in the County of Caldwell, (Case No. 01 CVS 1157) and on July 25, 2001 the Company filed suit against Star Communications in Ohio (Court of Common Pleas, Hamilton, County Case No. A0104964). Both suits involve the Company's acquisition of Star Communications and the subsequent rescission of the acquisition by the Company on August 6, 2001, pursuant to the stock exchange agreement. The Company exercised its right of rescission due to Star's inability to provide audited financials in accordance with SEC rules and regulations within 60 days of the signing of the stock exchange agreement. In the case of David L. Keever vs. the company, et. al. (the "Keever Action"), Keever in part alleges that the defendants made false and misleading statements to induce Keever into a stock exchange agreement whereby control of Star would be transferred to the defendants. The Keever Action further alleges that the defendants planned to abandon Star Communications to the personal detriment of Keever. The Company and the other defendants deny the allegations and intend to vigorously pursue defense of the Keever Action. In the case of Procare Industries, Ltd. and FastPoint Acquisition Corp. vs. Star and Keever, the plaintiff in part alleges material misrepresentations concerning the solvency, financial viability and operational status of Star and seeks declaratory relief. To resolve jurisdictional matters, both cases are being removed from the state actions to the federal courts of the state.

On October 30, 2001, the Company filed suit in the United States District Court for the Central District of California against Juliann Diminico, an individual; Norton Herrick, an individual; Rosendo Gonzales, an individual; Gabe Kaplan, an individual; National Securities Corporation, a Corporation, and does 1 through 25, inclusive. The suit concerns 793,844 shares (the "Shares") of ProCare Industries, LTD ("ProCare") stock (Certificate Number 19068) which were originally issued to Robert Diminico ("R. Diminico") in connection with a proposed reverse merger of Fastpoint Communications, Inc. into ProCare. The Fastpoint/ProCare merger was never completed and the terms of the merger agreement required the return of the Shares to ProCare. R. Diminico failed to return the Shares and subsequently filed bankruptcy. The suit seeks to prohibit the further transfer of the Shares, a decree of specific performance requiring the transfer of the Shares to the company, declaratory relief with respect to all named parties, Attorney fees and further relief.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended September 30, 2001 the Company issued a total of 850,000 shares of its common stock to consultants and officers under two separate S-8 registration statements.

The first issuance under an S-8 registration statement, dated August 24, 2001 issued 500,000 shares to Harold Gregg, a consultant, for various services including legal and strategic planning, and 40,000 shares to Jeffrey Klein for legal services. The second issuance under an S-8 registration statement, dated September 21, 2001, issued a total of 210,000 shares, 70,000 shares each to Randall Drew and Chris Kessen for services rendered as Chief Executive Officer and President, respectively, in conjunction with operations management assistance provided to the Company.

An additional 195,000 shares will be issued to the shareholders of BJ Boring, Inc. in November 2001 in connection with the Company's acquisition of BJ Boring, Inc.

During the three months ended June 30, 2001 the Company issued a total of 1,050,000 shares that were issued pursuant to two acquisitions that were subsequently rescinded. The agreement with Star Communications, Inc. has been rescinded and the Company has requested the return of the 675,000 shares of its common stock to the shareholders of Star Communications, Inc. The agreement with D & R Construction, Inc. has been rescinded and the company has requested the return of the 375,000 shares of common stock issued to the shareholders of D & R Construction.

Until such time as the above identified shares of common stock are returned to the Company, the company will place stop transfer instructions on the share certificates.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES: NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS: NONE

ITEM 5.  OTHER INFORMATION:  DEFAULT UPON SHORT-TERM NOTES:

The Company is in default under a short-term note payable by HK to Robert Marsik in the amount of $50,000. The note was due on August 6, 2001, and is accruing interest at the rate of 10% per annum.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:   None

         (b) Reports on Form 8-k: The Company has filed the following reports on Form 8-k for the three month period ended September 30, 2001

        Item reported            Date                       Financial Statements
        -------------            ----                       --------------------
                4                June 25, 2001              N/A
                2, 5             August 14, 2001            N/A




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DUCT Utility Construction & Technologies, Inc.


                                            By: /s/ Randall Drew
                                            --------------------
                                            Randall Drew, CEO

Dated: This 19th day of November 2001