Form 10KSB
period 2001-12-31
DUCT UTILITY CONSTRUCTION & TECHNOLOGIES INC
filed 2002-04-16
CIK 742876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from__________ to ___________

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.

                (NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            PROCARE INDUSTRIES, LTD.

                           (FORMER NAME OF REGISTRANT)

           COLORADO                     000-13066                 84-0932231
          ---------                     -----------               -----------
(State or other jurisdiction of      (Commission File           (IRS Employer
 incorporation or organization)            No.)              Identification No.)

          10370 OLD PLACERVILLE ROAD, SACRAMENTO, CA  95827 (916) 368-1300
          ------------------------------------------  --------------------
          (Address and telephone number of principal executive offices)

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

         Yes  (X )                  No   (  )

         Check if there is no disclosure of delinquent filers pursuant to Rule 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenue for its most recent fiscal year:  $1,668,890

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity stock, as of a specified date within the past 60 days:

         AS OF APRIL 1, 2002 THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES WAS APPROXIMATELY $4,393,618.(1)

         State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         AS OF APRIL 1, 2002, THERE WERE APPROXIMATELY 18,650,858 SHARES OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents incorporated by reference and the Part of this Form 10-KSB into which the document is incorporated: NONE.

-----------------
(1) Computed based upon average bid and asked price of $0.53 per share on April 1, 2002.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         BACKGROUND/BUSINESS DEVELOPMENT

         DUCT Utility Construction and Technologies, Inc. (the "COMPANY"), was incorporated as ProCare Industries, Ltd. under the laws of Colorado on December 30, 1983, primarily for the purpose of developing, manufacturing and marketing certain electronic testing products and consumer products. On November 11, 1984, the Company completed an initial public offering in which 10,336,210 shares of its no par value common stock were sold for net proceeds of $1,284,303. On March 26, 1986, the Company completed an offering made to existing shareholders and to the public in which 2,617,377 units (each consisting of one common share and one stock purchase warrant) were sold for net proceeds of approximately $906,000. The unexercised warrants were redeemed by the Company on September 4, 1986; however, prior to redemption, 2,526,741 warrants were exercised at a strike price of $.60 each, resulting in net proceeds of approximately $1,515,954. During 1988, the Company conducted a private offering of units, raising approximately $95,000 in gross proceeds, which resulted in the issuance of 905,000 common shares and an equal number of two series of warrants, each of which subsequently expired.

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

         On December 15, 1997, Robert W. Marsik, Allan Bergenfield and Joseph Rizzo, the sole remaining directors and executive officers adopted a new plan of business on behalf of the Company and appointed new officers for the purpose of bringing the plan to bear. The first phase of the new plan primarily provided for the "clean up" of the Company so as to provide for the filing of all delinquent reports with the Colorado Secretary of State, the U.S. Securities and Exchange Commission and the Internal Revenue Service. These initial objectives were achieved in 1999.

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

         The second phase of the adopted business plan was to attempt to acquire either a U.S. based or a foreign based corporation that was privately owned, had assets, revenues and earnings, and wished to become a publicly owned corporation. On December 17, 1999 the Company entered into a Letter of Intent with an unaffiliated company, FastPoint Communications, Inc. describing the mutual intent that the Company would acquire 100% of the outstanding shares of stock, including the business and assets of FastPoint. A Plan and Agreement of Merger was signed August 14, 2000, which called for a closing to occur September 15, 2000. On September 29, 2000 an Amendment to Agreement and Plan of Merger was signed, which called for a closing to occur October 31, 2000. On November 2, 2000 the Company terminated the Amendment to Agreement and Plan of Merger with FastPoint and withdrew from any further merger discussions with FastPoint Communications, Inc.

         On April 11, 2001, the Company and Fastpoint Acquisition Corp., its wholly owned Delaware subsidiary ("Fastpoint"), entered into a letter of intent with the founders of H.K. Utility Construction, Inc., a privately owned Delaware corporation ("HK") to acquire all of the outstanding common shares of HK in exchange for 7,230,000 newly issued shares of the Company's common stock. HK was formed on April 25, 2001 for the purpose of entering into a formal agreement with the Company and Fastpoint and creating a national company engaged in the vertical market of underground utility routing and installation, including the fiber optic, gas and electric, cable television and sewer businesses. Since HK had no significant operations of its own, a condition precedent to the closing of the HK acquisition, was the simultaneous closing and acquisition by HK of five target operating subsidiaries. Following execution of the preliminary letter agreement, the Company, Fastpoint and HK agreed to reduce the number of target subsidiaries to be acquired by HK to three.

         On May 9, 2001, the Company filed its notice to shareholders pursuant to Rule 14 F-1, and on May 31, 2001, the Company and Fastpoint entered into a formal acquisition agreement with HK pursuant to which Fastpoint acquired all of the issued and outstanding shares of common stock of HK in exchange for the issuance of 7,230,000 shares of the Company's common stock and the payment of $275,000. The agreement was contingent upon HK acquiring at least three target companies contemporaneous with the closing of the HK acquisition. Agreements with three of the original five target companies were executed on June 6, 2001 and as a result the agreement between HK and the Company closed as of June 6, 2001. The target companies included (i) Durango Communications, Inc., a Florida corporation, acquired in exchange for the issuance of 600,000 shares of Procare common stock; (ii) D&R Construction, Inc., a Louisiana corporation, acquired in exchange for the issuance of 400,000 shares of common stock and the payment of $400,000 pursuant to the promissory note; and (iii) Star Communications, Inc., a North Carolina corporation, acquired in exchange for the issuance of 675,000 shares of Procare common stock and the payment of $403,480 during the six month period following the Closing. The Company changed its name to DUCT Utility Construction & Technologies, Inc. following the Closings.

         The acquisitions of Star Communications, Inc. and D&R Construction, Inc. were subsequently rescinded pursuant to the terms of the stock exchange agreements executed by the Company. The Company is attempting to recover the certificates and will file litigation if necessary.

         On August 7, 2001, the Company acquired all of the issued and outstanding common stock of BJ Boring, Inc., a Texas corporation, engaged in laying underground fiberoptic cable in exchange for the issuance of 195,000 shares of the Company's common stock and assumption of promissory notes in the aggregate amount of $158,000.

         COMPANY OVERVIEW

         The Company is a provider of telecom related construction and network services for the over $40 billion telecom infrastructure services industry. Capable of operating throughout the US, the Company will offer a full spectrum of network services, including the design, engineering, deployment and maintenance of fiber optic, coaxial and copper cable networks for both internal network services (Inside Plant Services) and external network services (Outside Plant Services) in the field. The Company's solutions are project or turnkey-oriented, enabling participation in all infrastructure construction opportunities. The Company's mission is to capitalize on the decimation of the utility construction market by acquiring new customer contracts while methodically building and acquiring construction services infrastructure to become a leading telecom and utility infrastructure services company.

         INDUSTRY OVERVIEW

         The telecom and utility construction industry directly benefited from the rapid growth of the Internet, as telecommunication and other utility companies rushed to build the infrastructure required to support this expansion. However, the Company believes that the driving force behind the continued telecom and utility infrastructure industry growth are: (i) the commercial demand for greater access to bandwidth capacity; (ii) the convergence of voice, data and video networks; (iii) increased utilization of the Internet in business strategy; and (iv) business demand for productivity enhancing technology.

         Historically, the telecommunications industry has operated on seven year growth-consolidation cycles, typically increasing capital expenditure spending over five year terms, then consolidating over the following two to three years. The capital expenditures have consistently maintained a 10% swing year-over-year. The telecom infrastructure services industry parallels these cycles and enjoys growth and margin appreciation during expansion stages as well as attrition, margin compression, and consolidation during periods of recession. >From 1995 through 2000, the construction industry rode the telecom growth wave and played a major part in long-haul and metropolitan fiber build-outs, data center build-outs, and architectural and build-outs of carrier hotel facilities. It was a unique time in the industry, as capital expenditures increased approximately 25% annually, with a peak growth increase of 100% in year 2000.

         However, the ripple effect of the Internet shakeout began affecting the telecom and utility construction market in late 2000. Only a handful of major telecom and utility construction general contractors were able to financially support and bond larger jobs. Construction companies' customers defaulted on bills and cancelled projects in record numbers. Small contractors were hard hit as projects dried up. The construction market was flooded with excess equipment inventories and a surplus of personnel resources. Bigger companies were able to diversify into other industries and offer carriers turnkey solutions by expanding their capabilities within telecom construction.

         The Company believes that the telecommunications infrastructure industry is leveling out and ready to expand once again. The telecom infrastructure market opportunity is estimated at over $40 billion for the calendar year 2002, according to RHK, Inc a telecom industry analysis firm. The opportunities are national, span across the telecommunications industry, and include both public and private infrastructure opportunities. Despite the recent downturn, mild telecom-related construction growth over the next five years is anticipated, largely from carriers with market expansion strategies, including cable TV providers, who are modernizing their hybrid fiber/coax networks and extending them to businesses; incumbent telecommunications carriers extending their fiber build-outs to third, fourth, and fifth tier cities; and wireless carriers, who are upgrading their networks to 3G.

         BUSINESS STRATEGY, PRODUCTS AND SERVICES

         The Company's goal is to become a national, single-source service provider of telecom and utility construction services, based on its belief that most telecommunications providers are seeking vendors that can deliver a complete range of infrastructure services. In order to achieve this goal, the Company anticipates growing both organically and through strategic acquisitions. The Company recognizes the value in the entrepreneurial talents of the people and companies it acquires. Accordingly, the Company intends to operate on a decentralized basis with centralized controls. Local management will continue to have responsibility for customer relationships, developing local business and managing its workforce. A framework of operating and financial controls will be established to ensure the assets are utilized securely and efficiently and to provide a guide to successful integration.

         The Company will design, install and maintain networks for the telecommunications and cable television industries as well as commercial, industrial and governmental entities. It is anticipated that the nature of the Company's business will allow the Company to migrate its services to other industries as the demand for infrastructure services cycles. Additionally, the Company anticipates that the people, equipment and processes it will have in place are similar if not identical to those required to perform other utility construction services.

         The Company intends to provide a variety of end-to-end services to the telecommunications and cable television industries. Planned telecommunication services include fiber optic, copper and coaxial cable installation and maintenance for video, data and voice transmission; design, construction and maintenance of DSL networks; engineering and erection of cellular, digital, PCS(R), microwave and other wireless communications towers; design and installation of switching systems for incumbent local exchange carriers, newly competitive local exchange carriers, regional Bell operating companies and long distance providers; trenching and plowing applications; horizontal directional boring; rock saw, rock wheel and rock trench capabilities; vacuum excavation services; splicing and testing of fiber optic and copper networks; and cable locating.

         Planned cable television industry services include fiber optic and coaxial cable installation and maintenance for voice, video and data transmission; system design and installation; upgrading power and telecommunications infrastructure for cable installations; system splicing, balance, testing and sweep certification; and residential installation and customer connects, both analog and digital, for cable television, telephone and Internet services.

         The Company also intends to offer ancillary services to commercial, industrial and governmental entities, including installation of intelligent traffic networks such as traffic signals, controllers, connecting signals, variable message signs, closed circuit television and other monitoring devices for governments; installation of cable and control systems for light rail lines, airports and highways; design, installation, maintenance and repair of electrical components, fiber optic cabling and building control and automation systems; provision of specialty rock trenching, directional boring and road milling for industrial and commercial customers; installation and maintenance of natural gas transmission and distribution systems; and provision of cathodic protection design and installation services.

         The Company believes that the telecom-construction industry as a whole is inefficient in its project services and financial management, relying on paper-based processes and procedures, which inhibit management's ability to implement and utilize financial controls, and result in significant financial risk. In an effort to reduce this risk in its own operations, the Company has engaged an SAP software consultancy, et alia, LLC, and a wireless SAP solution provider, ZIM Technologies, Inc., to build an industry-specific integrated sales, financial and project services management solution, which should enable the Company's executive team to cohesively manage core business functions in real-time, including sales forecasting and management; project services management; materials management; resource management; and financial management, reporting and analysis. It is anticipated that the system will also enable the Company's services organization to manage all facets of project services - mobilization, materials purchasing, staffing, project management and financial reporting - on a daily basis, via wireless technology. The Company also plans to implement a corporate wide financial control and cash management system that will be implemented via the SAP system. The purpose of this system is to administer strong financial controls, maximize cash collections and quickly and efficiently employ cash where needed.

         MATERIALS

         Generally, the Company's customers will supply most or all of the materials required for a particular contract; and the Company provides the personnel, tools, and equipment to perform the installation services. However, with respect to a portion of its contracts, the Company may supply part or all of the materials required. In these instances, the Company is not dependent upon any one source for the products that it customarily utilizes to complete the job. The Company is not presently experiencing, nor does it anticipate experiencing, any difficulties in procuring an adequate supply of materials.

         CUSTOMERS

         The Company intends to target three principal markets. The first market includes customers and potential customers who operate on a nation-wide or larger basis and have an enterprise-wide need for the Company's services. The second market is a specific category of potential national accounts that are full-spectrum broadband service providers who do not perform the infrastructure services but outsource these needs to infrastructure service providers like the Company. The third market includes potential national customers that are viewed as "special situations," including such diverse opportunities as providing leased-line capabilities. This would include the Company routing its own fiber and leasing it to smaller voice and broadband providers. Some of the Company's operating companies (Durango and BJ Boring, Inc.) already perform these services on a localized basis. Target customers include telecommunications and cable television companies, as well as commercial, industrial and governmental entities. The Company anticipates that telecommunications and CATV companies, in the aggregate, will represent our largest customer base. The Company believes that strategic relationships with large providers of telecommunications and CATV services will also offer opportunities for future growth.

         Sales in the telecom construction industry have traditionally been relationship-driven, based on trust and reputation. The Company intends to focus on developing executive-level relationships with key customers. As the telecom industry undergoes consolidation and the services landscape changes, the Company intends to adopt a more traditional structured sales approach, utilizing both direct and indirect sales strategies. The Company's direct sales force, consisting of the executive team, regional management, and direct sales personnel will be responsible for identifying prospects, developing opportunities, closing sales and managing client relationships. The Company's indirect sales team will be responsible for coordinating responses to customer inquiries and RFPs, including government agencies and municipalities, ensuring qualification criteria are addressed, and maintaining responsibility for contract awards.

         Contracts are awarded based on a variety of factors including the ability to deliver services in a timely manner, receptiveness of the contractor to customer feedback and requests, and overall quality of service. These factors underscore the importance of developing and maintaining strong relationships with the customers. Many of the Company's target customers have qualification procedures for approved bidders or vendors based upon satisfaction of particular performance and safety standards set by the customer. These customers typically maintain a list of vendors meeting such standards and award contracts for individual jobs only to such vendors. The Company will strive to achieve and maintain its status as a preferred or qualified vendor to such customers.

         Contracts are generally awarded on a per unit basis based upon an estimated scope of services making the total contract value more variable than fixed. Once crews begin working on a project the quality of workmanship and service will dictate the overall length and value of the contract. The Company has chosen to focus its business model around hiring experienced field project management to ensure a high quality of service and to maintain close relationships with customers while using subcontractors as the primary route to deliver labor services.

         COMPETITION

         The telecom-construction industry is highly competitive, requiring substantial capital resources and skilled and experienced personnel. Since there are relatively few barriers to entry into the market, any organization that has adequate financial resources and access to technical expertise could conceivably become a competitor. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we are able to provide. In addition, many of our competitors are larger and have greater resources than we do. We may also face competition from the in-house service organizations of our existing or prospective customers. Telecommunications, electric power and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

         In light of the above, the Company believes that access to substantial capital resources, technical expertise and the development of strong customer relationships will be essential success factors. While the Company has begun to assemble the required technical expertise and develop customer relationships, access to additional capital will be critical to the Company's success. The Company's management team has over 100 years of combined experience. William J. Delgado has assembled a team of professionals with extensive industry, management, operational and financial expertise. Mr. Delgado, CEO of the

Company, has strong entrepreneurial experience. In 1991 he founded All Star Telecom, which was subsequently sold to International Fibercom (NASD: IFCI) in 1998. In this highly fragmented industry, the Company believes its expertise will give it a competitive advantage in securing new business from new and existing customers. The Company believes that its management's ability to leverage existing and new relationships will create long-term opportunities as the industry consolidates and customers establish preferred vendors and outsourcing strategies.

         GOVERNMENTAL REGULATION

         The Company's business is subject to two types of legal and government regulation. First, the Company must obtain local business permits for each city and/or county that it operates in and pay the appropriate fees/taxes. Second, the Company must obtain the proper licenses to perform the work required by the contracts. These would include low voltage wiring for the systems cabling and installation, electrical installation licenses, and general building and engineering licenses required for outside plant construction and maintenance. In addition, the Company may be required to provide professional licenses, i.e. civil engineering, to complete projects in certain locations. No other governmental regulation is required for the Company to provide its services.

         EMPLOYEES

         As of December 31, 2001, the Company had ten full time employees. The number of employees of the Company and its subsidiaries will vary according to the work in progress. As a matter of course, the Company will maintain a nucleus of technical and managerial personnel from which it draws to supervise all projects. Additional employees are added as needed to complete specific projects. The Company intends to heavily utilize subcontractors to provide labor services for its customer projects.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed and set forth in this Form 10KSB are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements contained in this Item 1 under the following headings: (i) "Company Overview"; (ii) "Industry Overview";
(iii) Business Strategy, Products and Services"; (iv) "Customers"; (v) "Competition"; and Item 6 of this 10KSB "Management's Discussion and Analysis of Financial Conditions and Results of Operations." The Company wishes to caution readers that in addition to important factors described elsewhere in this Form 10KSB, the following important factors, among others, could affect the Company's actual results and could cause the Company's actual consolidated results during 2002 and beyond to differ materially from those expressed in any forward looking statements made by or on behalf of the Company:

         The Company was recently reorganized and does not have a significant operating history upon which an evaluation of the Company's business and prospects can be based. Accordingly, we face all of the risks inherent in new, speculative businesses, and there is no assurance that the Company will be successful or profitable. Our likelihood of success must be considered in light of expenses, difficulties, complications and delays frequently encountered with the formation of a new business and the competitive environment in which the company will operate.

         The telecommunications, electric power and cable television industries are undergoing rapid change as a result of technological advances and deregulation that could in certain cases reduce the demand for our services or otherwise adversely affect our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to significantly improve their networks without physically upgrading them. In addition, consolidation in the telecommunications, electric power and cable television industries may result in the loss of one or more customers.

         Our ability to generate internal growth will be affected by, among other factors, our ability to expand the range of services we offer to customers to address their evolving network needs; attract new customers; increase the number of projects performed for existing customers; hire and retain qualified employees; open additional facilities; and reduce operating and overhead expenses. In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital. Many of the factors affecting our ability to generate internal growth may be beyond our control.

         If the general level of economic activity slows, our customers may delay or cancel new projects. A number of other factors, including financing conditions for the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future.

         We cannot be sure that we can successfully integrate potential acquisitions with our existing operations without substantial costs, delays or other operational or financial problems. Integrating our acquired companies involves a number of special risks that could materially and adversely affect our business, financial condition and results of operations, including failure of acquired companies to achieve the results we expect; diversion of our management's attention from operational matters; inability to retain key personnel of the acquired companies; risks associated with unanticipated events or liabilities; the potential disruption of our business; and the difficulty of maintaining uniform standards, controls, procedures and policies. In addition, if one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could be materially and adversely affected.

         We may not have sufficient capital to implement our business model. The availability of adequate capital resources is critical to the success of the Company. Accordingly, the success of the Company is dependent on the successful conclusion of its current private offering and revenue generated from operations. (See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations".) It may also be necessary for the Company to raise additional capital through debt or equity offerings, as circumstances require. The offering price of additional securities of the Company and other terms and conditions of such offerings will be determined by the Company's interim success and market conditions at that time and there can be no assurance that sufficient capital will be generated by operations or raised in any subsequent Company offering to sustain operations or that future sales will meet the Company's growth expectations.

         Even if we do obtain sufficient capital to implement our business model, if we cannot secure additional financing from time to time in the future on acceptable terms, we may be unable to support our growth strategy. We cannot readily predict the timing, size and success of our acquisition efforts and therefore the capital we will need for these efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. As indicated above, when we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us at all or on terms acceptable to us.

         Our dependence upon fixed price contracts could adversely affect our business. We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts, which require us to estimate the costs of completing the particular project in order to bid for the contract. The cost of labor and/or materials, however, may vary from the costs we originally estimate. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimate and could result in reduced profitability and losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

         Many of our contracts may be canceled on short notice and we may be unsuccessful in replacing our contracts, as they are completed or expire. Many of our customers may cancel our contracts with them on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign work to us. Many of our contracts, including our master service contracts, are opened to public bid at the expiration of their terms, and we can provide no assurance that we will be the successful bidder on our existing contracts that come up for bid.

         Our success will be dependent upon the marketing and management skills of our current and future officers, key employees, and consultants. If we lose the services of any of these key individuals or are unable to attract and retain highly qualified personnel, the development of the Company's business and the possibility of successful operations may be adversely affected. We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Future growth will impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. In addition, our ability to increase our productivity and profitability will also be limited by our ability to employ, train and retain a reliable force of skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel.

         As indicated above, there are few barriers to entry to the industries we serve. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry.

         Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. As a result of past and future operations at our facilities, we may be required to incur environmental remediation costs and other cleanup expenses. In addition, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business, property or assets.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The principal executive offices of the Company are presently located at 10370 Old Placerville Road, Suite 106, Sacramento, CA 95827. The telephone number at this address is (916) 368-1300. The Company entered into an office lease agreement dated April 1, 2002 for approximately 2,960 square feet of rentable space at the referenced premises. The term of the lease is 36 months with initial base rent of $4,055 during months 1 through 12, $4,257 during months 13 through 24 and $4,469 during months 25 through 36. In addition to base rent, the Company is responsible for its share of operating expenses, taxes and utilities.

ITEM 3. LITIGATION

         DISTRIBUTECH USA, INC. V. DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC., was filed in the Milwaukee County Circuit Court in the State of Wisconsin on December 20, 2001. The complaint for nonpayment for services and equipment acquired in connection with the installation of the Company's SAP system, is in the amount of $29,951.12 as of the date of filing. Distributech has obtained a judgment in the approximate amount of $33,000 and is currently negotiating with the Company for payment of the amount pursuant to a long term note.

         SCHIFF, KRIEDLER, SHELL, INC. V. DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC., was filed in the Court of Common Pleas, Hamilton County, Ohio on March 8, 2002 alleging default in the payment of $37,793.00 relating to certain insurance coverages provided for the Company during the third and fourth quarter of 2001. It is the Company's intention to pay the full amount due SKS out of proceeds from its current private offering.

         FIBERONETEL SERVICES, INC. V. DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC., was filed in the Court of Common Pleas, Cuyahoga County, Ohio on January 25, 2002. The complaint for Breach of Contract, Unjust Enrichment, Garnishment and Declaratory Judgment alleges damages in the amount of $67,212.60 arising out of the Adelphia Cleveland Project pursuant to which Fiberonetel performed certain work on the Company's behalf pursuant to a subcontract between the Company and the general contractor on the project. The general contractor failed to pay the Company and, as a result, the Company failed to pay Fiberonetel who then initiated the litigation. The general contractor has deposited funds in excess of the amount of the claim into a court escrow, and the Company's legal counsel is currently negotiating with Fiberonetel's attorney to settle the litigation and release the funds.

         DD&P, INC. VS. DURANGO COMMUNICATIONS, INC., was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida on February 19, 2002. The complaint for Breach of Contract and Account Stated, seeks damages in the amount of $92,266.18 arising out of an equipment services agreement pursuant to which DD&P completed certain construction work as a subcontractor of Durango prior to the Company's acquisition of Durango. The client on the project failed to pay Durango and Durango subsequently defaulted on the payment to DD&P, Inc. The client, Exelon, has indicated that it is now willing to release/pay the amount in dispute upon receipt of a conditional lien release. The Company is currently attempting to settle the litigation with DD&P on that basis.

         MADISON LEASING CO., INC. VS. B.J. BORING, INC., was filed in the Superior Court of New Jersey, Bergen County on February 1, 2002. The complaint for payment of delinquent lease payments and return of leased equipment, arises out of a Master Lease for certain equipment utilized by B.J. Boring in the conduct of its business. The total amount in default is approximately $35,535 and the Company is currently negotiating for reinstatement of the lease in settlement of all claims.

         DUCT UTILITY CONSTRUCTION AND TECHNOLOGIES, INC. VS. JULIANN DIMINICO, ET AL., was filed in the United States District Court for the Central District of California on October 30, 2001. The Complaint for Declaratory Relief, Injunctive Relief and Specific Performance alleges that 693,844 shares of ProCare Industries, Ltd. stock issued to Arlington Capital, the sole shareholder of which is Robert Diminico in connection with the failed Fastpoint Communications, Inc./ProCare Industries, Ltd. merger is the property of and owned by the Company and demanding the return thereof by the Diminico Bankruptcy Trustee. The action was dismissed without prejudice and recently refiled by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         As reported by the OTCBB the reported high and low bid for the Company's common stock during the last two fiscal years were as set forth below. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

YEAR                                                   HIGH/LOW

2000:
         First quarter                                 $11.00/$ 3.25
         Second quarter                                $ 8.25/$ 3.50
         Third quarter                                 $ 3.50/$ 0.50
         Fourth quarter                                $ 3.25/$0.281
2001:
         First quarter                                 $ 0.281/$0.156
         Second quarter                                $10.00/$0.125
         Third quarter                                 $ 7.509/$0.72
         Fourth quarter                                $ 1.75/$0.16

OUTSTANDING SHARES AND SHAREHOLDERS

         As of April 1, 2002 there were 18,650,858 common shares outstanding, held by approximately 2,075 shareholders of record.

DIVIDENDS

         The Company has not declared or paid any dividends during the last two fiscal years. There are no restrictions on the payment of dividends, and none are contemplated at any time in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

         During the last three fiscal years the Company issued the following unregistered securities.

         (a) On November 15, 1999 the Company sold 793,844 share of its no par value common stock to Arlington Capital, a nonaffiliated entity for $25,000. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter "stop transfer" instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (b) On November 15, 1999 the Company issued 125,000 of its no par value common stock to Robert Marsik, the president of the Company for services valued at $3,937. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter "stop transfer" instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (c) On December 16, 1999 the Company issued 100,000 shares of its no par value common stock to i3 Communications, an unaffiliated entity for $3,000. .. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares and our stock transfer agent was directed to enter "stop transfer" instructions to prevent transfer of the shares except in compliance with applicable securities laws. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (d) In September 2000 the Company issued 1,000,000 shares of its no par value common stock to Robert Marsik retroactive to July 1999 under a Stock Compensation Agreement. The issuance was conditional in nature and Marsik surrendered all of the shares for cancellation at the closing of the HK acquisition in June, 2001. No underwriter was involved in the transaction. The purchaser was furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificate evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (e) In May 2001 the Company issued 7,230,000 shares of its no par value common stock to the shareholders of HK Utility Construction, Inc. under a Stock Exchange Agreement. No underwriter was involved in the transaction. The shareholders were furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (f) In May 2001 the Company issued 600,000 shares of its no par value common stock to the shareholders of Durango Communications, Inc. under a Stock Exchange Agreement. No underwriter was involved in the transaction. The shareholders were furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (g) In May 2001 the Company issued 675,000 shares of its no par value common stock to the shareholders of Star Communications, Inc. under a Stock Exchange Agreement. No underwriter was involved in the transaction. The shareholders were furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration. In July 2001, the Stock Exchange Agreement was rescinded and the Company plans to file a complaint to recover the certificate(s).

         (h) In May 2001 the Company issued 375,000 shares of its no par value common stock to the shareholders of D&R Construction, Inc. under a Stock Exchange Agreement. No underwriter was involved in the transaction. The shareholders were furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration. In August 2001, the Stock Exchange Agreement was rescinded and the Company plans to file a complaint to recover the certificate(s).

         (i) In September 2001 the Company issued 100,000 shares of its no par value common stock to Osborne International Partners under an Advisory Consulting Agreement. No underwriter was involved in the transaction. The purchaser, who was an accredited investor, was furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (j) In December 2001 the Company issued 195,000 shares of its no par value common stock to the shareholders of BJ Boring, Inc. under a Stock Exchange Agreement. No underwriter was involved in the transaction. The shareholders were furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (k) In December 2001 the Company agreed to issue 1,737,012 shares of its no par value common stock to Business Intelligence Group, Inc. and its designees under a Stock Purchase Agreement as settlement of an outstanding note payable. No underwriter was involved in the transaction. The purchaser and its designees, who were all accredited investors, were furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (l) In December 2001 the Company issued 250,000 shares of its no par value common stock to Business Intelligence Group, Inc. and its designees under a Stock Purchase Agreement as settlement of an additional outstanding note payable. No underwriter was involved in the transaction. The purchaser, who was an accredited investor, was furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. The shares were issued in February 2002. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         (m) In December 2001 the Company agreed to issue 250,000 shares of its no par value common stock to BJ Ukra under a Stock Purchase Agreement as settlement of an outstanding note payable. No underwriter was involved in the transaction. The purchaser, who was an Accredited Investor, was furnished full information concerning the business and affairs of the Company and acquired the shares for investment, for their own accounts and not for purposes of distribution. The shares were issued in April 2002. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         INTRODUCTION

         The Company was an inactive Colorado corporation until May 2001 when it acquired HK Utility Construction, Inc. in a reorganization that for accounting purposes has been treated as a recapitalization of HK Utility. (See the attached financial statements and notes thereto.) HK was formed in 2001 for the purpose of acquiring and investing in companies engaged in the utility construction industry with a focus on the telecommunications industry. Management believes that the Company will be able to exploit a niche market in the field of laying cable despite concerns by many industry analysts that there is already sufficient capacity for fiber optic cable and a depressed telecommunications industry. In moving forward with its business strategy, the Company acquired Durango Communications, Inc. in exchange for the issuance of 600,000 shares of common stock. During this same period, the Company made two other acquisitions, Star Communications Inc. and D&R Construction, in exchange for the issuances of 675,000 and 375,000 shares of common stock, respectively. Both of the latter two acquisitions were subsequently rescinded pursuant to the terms of the stock exchange agreements executed by the parties.

         Also, during the same period, the Company attempted to consummate two other acquisitions, Hyland Services, Inc. and H3 Construction, Inc. The closing of these two acquisitions was intended to bring sufficient working capital for existing and future operating requirements, and to enable the Company to attract additional capital, as a consolidated entity, through private offerings of its common and/or preferred stock. As a result of these two potential acquisitions not being consummated, the Company suffered from a severe lack of working capital which prevented it from executing portions of its business strategy.

         In August 2001, the Company completed its acquisition of BJ Boring, Inc., a Texas corporation engaged in the underground utility construction business, in exchange for the issuance of 195,000 shares of common stock.

         While the Company sought working capital financing, much of 2001 was spent building the Company's customer relationships and sales opportunities and the internal infrastructure required to implement our business strategy.

         SALES

         During 2001, the Company delivered specialty contractor services to various competitive contracting firms, including Northshore Cable, International Fibercom, Fiberworks, ADB Utility Contractors, Exelon, Advantage Boring, Broadband Specialists, and Trenchless Services. The Company also was approved to provide contractor services for Orius Broadband Services, Mastec, Gaylord

Construction, Cheyenne Frontier, and other large contracting companies; however, the Company did not have sufficient capital to mobilize its services organization due to a lack of working capital. In addition, the Company was approved to provide and bid for services directly for telecommunications companies such as Mediacom, MetroMedia Fiber Networks, and other large carriers. Although the Company was offered opportunities to provide specialty contract services, a lack of working capital also prevented the Company from accepting and mobilizing labor crews. Management believes that all of these opportunities continue to remain open and viable for the Company subject to obtaining sufficient working capital to mobilize.

         CORPORATE INFRASTRUCTURE

         In June 2001, the Company engaged et alia, LLC, an SAP systems integrator, and its partner, ZIM Technologies, Inc., an SAP solution provider offering wireless push-technology, DUCT engaged an SAP software consultancy, et alia, LLC, and a wireless SAP solution provider, ZIM Technologies, Inc., to build an industry-specific, integrated sales, financial and project services management solution. This integrated enterprise resource planning and management solution enables DUCT's executive team to cohesively manage core business functions in real-time. These functions include: sales forecasting and management; project services management; materials management; resource management; and financial management, reporting and analysis.

         In December 2001, et alia and ZIM completed the development of the SAP solution. In January 2002, the Company implemented the system, however, the system is not currently being utilized due to a lack of working capital. The Company intends to begin utilizing the SAP/ZIM infrastructure to manage its business during the second quarter of 2002.

         The company has incurred approximately $725,000 in expenses and debt related to the implementation of this system. Due to the limited market for the Company's public securities and the relatively small public float, the market value on the date of issuance varied greatly. As a result the Company incurred significant stock-related expenses that reflected the period to period variability.

         RESULTS OF OPERATIONS

         REVENUES. During fiscal 2001, the Company recorded $1,668,890 of contract revenues from specialty contract services for the telecommunications industry. Of these revenues, approximately $1,180,000 and $489,000 were attributed to aerial and underground utility construction services, respectively. These telecommunications service revenues are were represented by project services associated with the installation of cable television broadband networks and fiber optic placement services.

         COST OF EARNED REVENUES. The Company's cost of earned revenues was $1,520,293 in fiscal 2001, and included direct labor and other direct costs associated with specialty contract revenues. The Company incurred higher than anticipated direct labor costs in the third and fourth quarters due to unanticipated non-revenue producing labor expenses. These expenses were are result of the Company's inability to equip job crews with sufficient equipment, supplies and materials due to a lack of working capital.

         PROFESSIONAL AND CONSULTING FEES. During fiscal 2001, the Company incurred $7,201,869 in professional and consulting fees. Of this amount, $622,487 is attributable to the development and implementation of the Company's financial accounting and sales/project services system. The balance of the professional and consulting fees are attributed to stock-based compensation for the Company's officers and outside consultants. Substantially all of the stock issued as compensation to consultants was valued at the market value of the Company's publicly traded common stock on or about the day of issuance. Due to the limited market for the Company's public securities and the relatively small public float, the market value on the dates of issuance varied greatly. As a result the Company incurred significant stock-related expenses that reflected the period to period variability.

         LEGAL AND ACCOUNTING FEES. The Company incurred $427,176 in legal and accounting fees in fiscal 2001. These fees include costs associated with the preparation of financing offerings, merger and acquisition consultation, and ongoing legal representation. Stock-based compensation to the Company's previous general counsel represented $216,000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $985,641 in fiscal 2001. These expenses were related to administrative salaries, payroll taxes and employee benefits, general services-related expenditures, operating lease expense and depreciation expense.

         ACQUISITION-RELATED EXPENSES. During the year ended December 31, 2001, the Company incurred acquisition related expenses of $225,000 in connection with the ProCare/HK Stock Exchange Agreement. The expenses consisted primarily of legal, accounting, and other professional fees related to the historical operations of the Company and to the transaction.

         INCOME TAXES. The U.S. federal income tax benefit for income taxes was $830,000 in fiscal 2001. At December 31, 2001, the Company has a net operating loss carryforward of approximately $2,434,100 for US Federal income tax purposes available to offset future taxable income expiring in 2021.

         NET LOSS. The Company incurred a net loss of $9,159,583 in fiscal 2001, and a net loss per share of $1.25. This operating loss will reduce future income taxes on profits.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company incurred substantial losses from its operations in fiscal 2001, and experienced cash flow difficulties that have caused it not to meet some of its obligations as they have come due. However, as of the date of this filing, the Company has been successful in obtaining limited working capital, and hopes to raise additional funds through private placement offerings. As more fully set forth below, the Company is currently conducting private offerings of up to 6,250,000 shares of its common stock and Series A preferred stock to accredited investors in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 (the "Private Offerings"). In connection with its offering of Series A preferred stock, the Company is also offering for sale to accredited investors, its convertible promissory notes, convertible into Series A preferred stock. The securities offered will not be registered under the Securities Act of 1933 or registered or qualified in any state and, accordingly, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Act and applicable state securities laws. The proceeds raised by the Offering will be utilized by the Company primarily for the mobilization of crews, equipment costs and operating and working capital necessary to commence construction on various contracts held by the Company and general and administrative expenses. The Company believes that these funds, along with additional working capital generated through planned operations, will be sufficient to liquidate significant portions of its past due obligations over the next year.

         Additionally, the Company has experienced overall reductions in its current liabilities as it has begun eliminating its past due obligations which are included in the current liabilities of accounts payable.

         Net cash used by operating activities was $406,337 for the year ended December 31, 2001. The Company recognized a substantial amount of bad debt in 2001 due to unrealizable accounts receivable associated with the continued deterioration of the telecommunications industry and the utility construction services industry.

         The Company has for tax reporting purposes net operating loss carry forwards of approximately $2,434,100 that expire in 2021. At this time the Company has not recorded a net tax benefit from these loss carryforwards. However, the tax loss carryforwards are available for use against the Company's profits from its specialty contract services business, subject to certain potential limitations. At this time no such limitations have impacted the Company such that a provision for income taxes would be deducted from current earnings.

         Our primary liquidity needs are for working capital, capital expenditures, acquisitions (including the payment of consideration related to prior acquisitions) and debt service. Our primary source of liquidity will be cash flows from operations. We also hope to raise additional working capital pursuant to the Private Offerings.

         On February 20, 2002, the Company sold 1,100,000 shares of its no par value common stock to Accredited Investors for an aggregate purchase price of $220,000. No underwriter was involved in the transaction. The purchasers were furnished full information concerning the business and affairs of the Company and represented that they were acquiring the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend was placed on the certificates evidencing the shares. We relied upon Section 4(2) of the Securities Act of 1933 in issuing the shares without registration.

         In addition, the Company is currently conducting the following Private
Offerings: In March, 2002, the Company commenced a private offering of up to 1,500,000 shares of its common stock for an aggregate purchase price of $750,000. As of March 22, 2002, the Company had accepted subscription agreements from various Accredited Investors for the purchase and sale of 550,000 shares of its no par value common stock, for an aggregate subscription price of $275,000, pursuant to the offering. In April 2002, the Company, through Hotovec, Pomeranz & Company, commenced a private offering to Accredited Investors only, of its 10%

Convertible Promissory Notes ("Notes") in an aggregate principal amount up to $4,250,000. The Notes will be convertible into Series A Preferred Stock of the Company on terms and conditions set forth therein, and each subscriber for the notes will also receive a stock warrant to purchase shares of common stock of the company. Investors in both of the Private Offerings have received and will receive full information concerning the business and affairs of the Company and have represented and will be required to represent that they are acquiring the shares for investment, for their own accounts and not for purposes of distribution. A restrictive legend will be placed on each certificate evidencing the shares.

         INFLATION

         Inflation has not had a material effect on the operations of the Company in the past and is not anticipated to in the foreseeable future.

         COMPANY PLAN OF OPERATIONS

         The Company incurred significant liabilities in 2001 as it built its internal infrastructure and generated contract revenues. As a result, the Company began its efforts to convert debt to equity. In December 2001, three notes payable totaling $538,402 were settled as part of Common Stock Purchase Agreements in exchange for no par value Section 144 restricted stock at an average price of $0.24 per share.

         In November 2001, Hotovec, Pomeranz & Company was engaged to assist the Company with capital funding and general business consulting activities. After several months of detailed financial planning and analysis, the Company began raising capital to resolve outstanding issues caused by its lack of working capital and began to implement its business strategy.

         In early March 2002, the Company entered into an employment agreement with William J. Delgado to become the Company's Chief Executive Officer, replacing Randall A. Drew, and a member of the board of directors. Mr. Drew remains Chairman of the Board of Directors. Concurrent with Mr. Delgado's hiring, C. Christopher Kessen resigned his position as President of the Company, but remains a Director.

         In early April 2002, the Company and all its subsidiary operations were relocated to Sacramento, California.

         In April 2002, the Company began to hire key management personnel to assist the company in furthering the Company's plans is to build a larger and more profitable specialty contracting services company through acquisition and controlled organic growth.. The new management team is an experienced group that has successfully executed similar strategies elsewhere, resulting in superior returns to shareholders.

         During the second quarter of 2002, the Company plans to convert current accounts payable due to et alia, LLC in the amount of $725,000 to a long-term note payable, thereby reducing accounts payable by 44% from $1,750,044 and total current liabilities by 37% from $2,054,436. In addition, upon restructuring of the Company's outstanding payables with et alia, the Company plans to settle outstanding payables and receivables due in HK and Durango without negatively impacting cash flow. Through these settlements, the Company hopes to reduce accounts payable by $467,831. The Company has begun to implement new financial controls and cash and credit management policies. These policies and procedures will ensure that the Company minimizes credit risk while maximizing cash flows, thereby enabling maximum opportunities for growth. Key to managing and monitoring these policies and procedures will be the integrated enterprise resource planning system implemented in 2001.

         The Company believes that this additional capitalization, along with its currents sales opportunities, advanced financial controls and system infrastructure, and experienced management team, will enable the Company to achieve strong growth in sales, gross profits and earnings, while improving its balance sheet.

ITEM 7.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS:

DOCUMENT                                                                    PAGE

INDEPENDENT AUDITOR'S REPORT                                                F-1

FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of December 31, 2001                 F-2

         Consolidated Statement of Operations for the period from
         January 19, 2001 (Inception) to December 31, 2001                  F-3

         Consolidated Statement of Changes in Stockholders'
         Deficiency for the period from January 19, 2001 (Inception)
         to December 31, 2001                                               F-4

         Consolidated Statement of Cash Flows for the period from
         January 19, 2001 (Inception) to December 31, 2001.                 F-5

NOTES TO FINANCIAL STATEMENTS                                               F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 14, 2001, Company was notified by its principal independent accountant, Halliburton, Hunter & Associates, P.C. of Littleton, Colorado, that it was resigning as auditor for the Company due to the dissolution of the accountant, to be effective on or about March 20, 2001. The Independent Auditors' Reports on the financial statements of the Company for each of the past two fiscal years ending December 31, 1998 and 1999 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Each opinion included an explanatory paragraph which raised substantial doubt about the ability of Company to continue as a going concern and each opinion indicated that the financial statements do not include any adjustments that might result from the outcome of this uncertainty. Neither the Board of Directors of the Company nor any audit or similar committee of the Board of Directors recommended or sought or approved the decision of the accountants to resign. During the Company's two most recent fiscal years and the subsequent interim period preceding the date of dismissal, the Company had no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         Effective March 21, 2001, Company engaged the firm of Robison, Hill, 1366 E. Murry Holiday Road, Salt Lake City, Utah 84117, as the principal accountant to audit the Company's financial statements at and for the fiscal year ending December 31, 2000.

         Following the closing of the HK and subsidiary acquisitions, and as a result of the change in management, the Company terminated its relationship with the accounting firm of Robison, Hill pursuant to a meeting of the Board of Directors held June 18, 2001, and engaged the accounting firm of Weinberg & Co. as its independent accountants. There have been no disagreements with Robison, Hill on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Robison, Hill's report on the Company's financial statements contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested that Robison, Hill furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of Robison Hill's letter to the SEC is filed as Exhibit 12 to the Company's Current Report on Form 8K dated on or about June 22, 2001.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth all directors and executive officers of the Company as well as their ages:

NAME                       AGE              POSITION WITH COMPANY
----                       ---              ---------------------
(2)Randall A. Drew         34               Chairman of the Board
                                            Chief Executive Officer
                                            Chief Financial Officer

(3)C. Christopher Kessen   38               President, Director

(4)William J. Delgado      42               Chief Executive Officer, Director

Brad Nicolaisen            30               Director

Matt Williams              29               Regional Sales Manager

-----------------------
(2) Mr. Drew resigned his position as Chief Executive Officer and Chief Financial Officer, effective March 10, 2002 in connection with the hiring of Mr. Delgado. Mr. Drew continues to serve in the capacity of Chairman and Interim CFO, as well as serving on the Board of Directors of the Company.
(3) Mr. Kessen resigned his position as President, effective March 10, 2002 in connection with the hiring of Mr. Delgado. Mr. Kessen continues to serve as a member of the Board of Directors.
(4) Mr. Delgado was appointed as the Chief Executive Officer and a member of the Board of Directors effective March 10, 2002.

         RANDALL DREW - As Chairman, Mr. Drew is responsible for DUCT executing its corporate strategy of utilizing mergers and acquisitions to build a geographically diverse telecommunications infrastructure construction company. As a sales and management executive with IBM, The Future Now, Ameridata, and Intelligent Electronics, Mr. Drew held various executive-level corporate restructuring and business integration positions. Prior to founding DUCT, Mr. Drew provided strategic consulting to small-cap private and public companies. Mr. Drew brings a strong understanding of the telecom-construction industry to the acquisition process. Mr. Drew holds a BSBA in Accounting from the University of Cincinnati.

         C. CHRISTOPHER KESSEN - Mr. Kessen has owned and operated several private companies over the last twenty (20) years. From 1979 to 1996, he was the President and CEO of Progress Supply, a multimillion-dollar distributor of HVAC equipment and supplies. Mr. Kessen then acquired a struggling marine distributorship, where he successfully managed the company to profitability. In 1998, he founded ToYourDoorSports.com, Inc., which currently generates approximately $3.5 million in sales per year. Mr. Kessen has built strong relationships with several of the major network owners, general contractors and critical suppliers. These relationships are critical to business development and growth. Mr. Kessen has a degree from the University of Cincinnati in Business Administration and Management.

         WILLIAM J. DELGADO - As CEO, Mr. Delgado brings over 25 years of experience in all phases of telecommunications management including but not limited to strategic planning, feasibility studies, economic analysis, design engineering, network planning, construction and maintenance. Mr. Delgado began his career with Pacific Telephone in the Outside Plant Construction (OSP) group, moving to the Network Engineering group, and concluded his career at Pacific Bell as the Chief Budget analyst for the Northern California region. Mr. Delgado founded All Star Telecom in late 1991, specializing in OSP construction and engineering and Systems cabling. Under Mr. Delgado's leadership as President and CEO, first year revenues grew from $230K in 1992 to $35M in 1999. All Star Telecom was sold to International Fibercom in April of 1998. Mr. Delgado is a Registered Communications Distribution Designer (RCDD) and holds a BS in Applied Economics from the University of San Francisco.

         MATT WILLIAMS - As a Sales Manager, Mr. Williams is continuing to develop the relationships he established for the 5 years prior to DUCT's acquisition of BJ Boring, Inc. Mr. Williams possesses extensive industry contacts and operational knowledge of the business. For the two years prior to operating and selling for BJ Boring, Mr. Williams held a regional sales position for an outsourced sales and marketing company representing Price Pfister, TOTO China, Woodford, Watco and Ultra Baths, and was responsible for generating sales of approximately $16 million per year.

         BRAD NICOLAISEN - Mr. Nicolaisen has been President and owner of et alia, LLC for six years. et alia provides cutting-edge consulting services for the worldwide implementation and optimization of mySAP.com solutions. Mr. Nicolaisen has earned two major awards for his work and with thirty (30) nationwide consultants, et alia is projected to generate over $10 million in sales for 2002.

         16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

NAME                     LATE REPORTS     LATE TRANSACTIONS    FAILURE TO REPORT
----                     ------------     -----------------    -----------------

Randall A. Drew              4                   25                   -0-
C. Christopher Kessen        4                    3                   -0-
Scott D. Sheppard            4                    3                   -0-

ITEM 10. EXECUTIVE COMPENSATION

------------------------------- ---------- ---------------- --------------- ------------------- ------------ -------------------
                                                                            Restricted Stock
Name/Title                      Year       Salary           Bonus           Awards              S-8 Awards   Other Compensation
------------------------------- ---------- ---------------- --------------- ------------------- ------------ -------------------
Randall A. Drew; Chairman,      2001       None             None            None                $315,000     None
CEO, Director
(06/01 - 12/01)
------------------------------- ---------- ---------------- --------------- ------------------- ------------ -------------------
Christopher Kessen;             2001       None             None            None                $502,500     None
President, Director
(06/01 - 12/01)
------------------------------- ---------- ---------------- --------------- ------------------- ------------ -------------------
Brad Nicolaisen; Director       2001       None             None            None                None         None
(06/01 - 12/01)
------------------------------- ---------- ---------------- --------------- ------------------- ------------ -------------------
Matt Williams;                  2001       None             None            None                $681,000     None
Regional Sales Manager
(09/01 - 12/01)
------------------------------- ---------- ---------------- --------------- ------------------- ------------ -------------------
Robert W. Marsik (5)            2001       None             None            None                None         See below
Chairman, CEO, President,
CFO, Secretary, Director
(12/83 - 06/01)
------------------------------- ---------- ---------------- --------------- ------------------- ------------ -------------------

-------------
(5) Robert W. Marsik resigned his position as Chairman, CEO, President, CFO, Secretary and Director effective June, 2001.

         ROBERT W. MARSIK - In June, 1999, Mr. Marsik entered into an agreement with the Company under which he agreed to pay the Company's unpaid liabilities at June 30, 1999, which totaled $9,793 and to advance all other liabilities and obligations of the company which the Company was unable to satisfy through the earlier of (i) July 1, 2000, or (ii) completion of an acquisition transaction acceptable to the Board of Directors. Mr. Marsik also agreed to remain as the Company's President and a director for the same period. This agreement was revised in June 2000 to reflect the parties' original intent and was extended for an additional twelve months. Effective September 25, 2000 the Company entered into a "Stock Compensation Agreement" with Mr. Marsik. The Stock Compensation Agreement superseded the Revised Funding Agreement between the Company and Mr. Marsik, entered into in July 1999. Under the agreement, the Company agreed to issue to Mr. Marsik one million shares of restricted Company common stock which would be forfeited if Mr. Marsik failed or refused to continue to serve as a director and as the President of the Company until such time as the Company completed a merger transaction with another company or business or until July 2001. In addition, the Company could rescind and cancel the issuance of the stock under certain conditions, including the completion of an acquisition transaction with another business. The agreement was revised (the "Revised Stock Compensation Agreement") after the merger agreement with FastPoint was canceled to clarify the parties' intentions. Upon the Closing of the HK acquisition in June, 2001, the Company rescinded and canceled the one million shares of stock and issued a promissory note to Mr. Marsik in the principal amount of $50,000.

         EMPLOYMENT AGREEMENTS

         WILLIAM DELGADO - On March 7, 2002, the Company entered into an Employment Agreement with William Delgado to serve as its Chief Executive Officer of the Company effective March 1, 2002 and to become a member of the Board of Directors, subject to required Board and Shareholder approval. The terms of the Employment Agreement include a gross annual salary of $150,000. In addition, the agreement provides that the Company will grant to Mr. Delgado incentive stock options to purchase up to 1,100,000 shares of common stock of the Company pursuant to an Employee Stock Option Plan to be adopted by the Company. Mr. Delgado's employment is at will and includes a severance payment of three months salary in the event of his termination other than voluntarily or for cause.

ITEM 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN OTHERS

         Based upon information which has been made available to the Company by its stock transfer agent, the following table sets forth, as of April 1, 2001, the shares of common stock owned by each current officer and director, by directors and executive officers as a group and by each person known by the Company to own more than 5% of the outstanding Common Stock, with addresses of such person.

------------------------ ---------------------------------------- ------------------------------ ---------------------
Title of Class(6)        Name and Address of                      Amount                         Percent of Class
                         Beneficial Owner
------------------------ ---------------------------------------- ------------------------------ ---------------------
Common                   Randall A. Drew                          3,600,000                      19.30%
                         1101 St. Gregory Street
                         Suite B
                         Cincinnati, OH  45202
------------------------ ---------------------------------------- ------------------------------ ---------------------
Common                   (7) Scott Sheppard/Business              3,007,012                      16.12%
                         Intelligence Group, Inc.
                         972 Paradrome
                         Cincinnati, OH  45202
------------------------ ---------------------------------------- ------------------------------ ---------------------
Common                   Hotovec, Pomeranz & Co.                  2,000,000                      10.72%
                         44 Montgomery Street, Ste. 800
                         San Francisco, CA  94104
------------------------ ---------------------------------------- ------------------------------ ---------------------
Common                   Christopher Kessen                       1,329,000                       7.12%
                         1101 St. Gregory Street
                         Suite B
                         Cincinnati, OH  45202
------------------------ ---------------------------------------- ------------------------------ ---------------------
Common                   Matt Williams                              921,250                       4.94%
                         5605 New Haven Road
                         Greenville, TX  75402
------------------------ ---------------------------------------- ------------------------------ ---------------------
Common                   Officers and Directors as a group        5,850,250                      31.37%
------------------------ ---------------------------------------- ------------------------------ ---------------------

----------------
(6) Based on 18,650,858 shares of common stock issued and outstanding as of April 1, 2001.

(7) Of the 3,007,012 shares listed, 1,550,000 shares are owned by Business Intelligence Group, Inc. which is owned and controlled by Scott Sheppard.

ITEM 12. CERTAIN TRANSACTIONS

         AFFILIATE S-8 STOCK ISSUANCES

         During 2001, the Company filed three separate S-8 Registration Statements. Randall A. Drew, C. Christopher Kessen and Scott D. Sheppard each received S-8 stock grants pursuant to one or more of the registration statements in consideration for employment and/or consulting services. On August 27, 2001, the Company registered 210,000 shares of its common stock on Form S-8 and issued Stock Awards for 70,000 shares each to Messrs. Drew, Kessen and Sheppard at a market value of $4.50 per share, pursuant to Consulting Agreements. On October 17, 2001, the Company registered two million shares of its common stock on Form S-8 for issuance to officers, directors, employees and consultants of the Company pursuant to the Company's 2001 Stock Award Plan. On November 5, 2001, the Company issued 250,000 shares each to Messrs. Drew, Kessen and Sheppard at a market value of $0.75 per share. The November 5, 2001 issuance to Mr. Drew was subsequently rescinded effective as of the initial issuance date. The Company also issued Stock Awards for S-8 Shares under the 2001 Stock Award Plan to Matt Williams as follows:

        November 5, 2001: 600,000 shares at a market value of $0.75 per share. November 26, 2001: 200,000 shares at a market value of $0.63 per share. December 17, 2001: 150,000 shares at a market value of $0.70 per share.

         BUSINESS INTELLIGENCE GROUP, INC. NOTES

         Between April 17, 2001 and September 30, 2001, the Company executed and delivered to Business Intelligence Group, Inc., an Ohio corporation controlled by Scott D. Sheppard, a series of unsecured promissory notes in the following amounts on the following terms:

         April 17, 2001: principal balance of $50,000; interest rate 10% payable in full on December 31, 2001.

         May 31, 2001: principal balance of $175,000; interest rate 10%; payable in full on December 31, 2001.

         October 30, 2001: principal balance of $98,108.72; interest rate 10%; payable on or before January 28, 2002.

         The Notes were issued to evidence and confirm various Company expenses, costs and other charges advanced by BIG primarily for working capital and general administrative purposes. As indicated above in Item 5, all of the notes were eventually converted to common stock of the Company at various offering prices.

         DREW PROMISSORY NOTE

         On September 30, 2001, the Company executed and delivered to Randall A. Drew an unsecured promissory note in the amount of $100,000 payable with interest at the rate of 10% on or before December 31, 2001 evidencing a loan by Mr. Drew to the Company. Mr. Drew subsequently assigned the note to B.J. Ukra on December 18, 2001, and, as set forth in Item 5 above, the note was converted to common stock of the Company in December, 2001.

         HOTOVEC

         On November 21, 2001 the Company engaged Hotovec, Pomeranz & Co. ("Hotovec") to perform various advisory services for compensation, including but not limited to, creating business strategy, recruiting new management team, building the business, operational and financial plans, and setting up operational and financial controls. For providing these services, Hotovec receives a monthly advisory fee of $10,000 per month during the term of the agreement, which is limited to five months, and has received two million (2,000,000) shares of Company common stock. On December 14, 2001, the Company entered into a Broker-Dealer Selling Agreement with Hotovec whereby Hotovec will serve as the exclusive placement agent for offerings of various security structures of up to $15,000,000. Hotovec will receive cash commissions of 10% on all funds raised pursuant to the agreement and a warrant to purchase securities equal to 10% of the number of securities sold in the offerings at the offering price per share. Both agreements are terminable on 30 days notice.

         LOCK-UP AGREEMENT

         In connection with the Hotovec Agreements, Mr. Kessen, Mr. Sheppard, Mr. Drew, Michael Osborn and Harold Gregg entered into a Lock-up Agreement, pursuant to which each individual agreed that he would neither directly or indirectly offer or sell, contract to sell or effect any other transaction which would be deemed to be a disposition of more than 50,000 shares of the Company's common stock held by each such individual, within any thirty day period, for a period of one year from and after November 21, 2001.

         et alia, LLC

         et alia, LLC ("et alia") was engaged by the Company in June 2001 to implement an SAP.com information technology solution integrating sales, project services and finance and accounting systems. The system has been implemented and the company is utilizing the system to support its business in 2002. Brad Nicolaisen, a current member of the Company's board of directors, holds 59% of the equity interests and 100% of the voting interests in et alia. et alia was chosen by the Company due to its strong historical performance and the favorable financing terms which it agreed to provide to the Company. Currently the Company has accrued payables due et alia of approximately $725,000 and the Company et alia and the Company are renegotiating the terms of repayment.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         The following documents and reports have been filed as a part of this report:

1.       FINANCIAL STATEMENTS:

         F-1      Independent Auditor's Report

                  Financial Statements

         F-2      Consolidated Balance Sheet as of December 31, 2001

         F-3 Consolidated Statement of Operations for the period from January 19, 2001 (Inception) to December 31, 2001.

         F-4 Consolidated Statement of Changes in Stockholders' Deficiency for the period from January 19, 2001 (Inception) to December 31, 2001.

         F-5 Consolidated Statement of Cash Flows for the period from January 19, 2001 (Inception) to December 31, 2001.

         F-6      Notes to Financial Statements.

2.       FINANCIAL STATEMENT SCHEDULES: NONE.

3.       EXHIBITS REQUIRED BY ITEM 601:

         Exhibit No.       Description and Method of Filing
         -----------       --------------------------------

         3(i)(a) Articles of Incorporation and amendments thereto, incorporated by reference to Exhibit 3(i) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.

         3(i)(b) Certificate of Amendment of Articles of Incorporation dated June 18, 2001.

         3(ii) Bylaws of ProCare, incorporated by reference to Exhibit 3(ii) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.

         10.1 Stock Compensation Agreement dated September 25, 2000, incorporated by reference to Exhibit 10.3 to ProCare's Current Report on Form 8-K dated September 29, 2000.

         10.2 Revised Stock Compensation Agreement dated November 15, 2000, incorporated by reference to ProCare's Annual Report on Form 10-K for the fiscal year end December 31, 2000.

         10.3 Notice to shareholders pursuant to Rule 14 F-1 dated May 3, 2001, incorporated by reference to Exhibit 99.1 to ProCare's Current Report on Form 8-K dated May 3, 2001.

         10.4 Stock Exchange Agreement between ProCare. Fastpoint Acquisition Corp. and HK Utility Construction, Inc. dated May 31, 2001, incorporated by reference to Exhibit 7.1 to ProCare's Current Report on Form 8-K dated June 5, 2001.

         10.5 Stock Exchange Agreement between ProCare, Fastpoint Acquisition Corp. and Durango Communications, Inc. dated May 2001, incorporated by reference to Exhibit 7.2 to ProCare's Current Report on Form 8-K dated June 5, 2001.

         10.6 Stock Exchange Agreement between ProCare, Fastpoint Acquisition Corp. and D&R Construction, Inc. dated May 2001, incorporated by reference to Exhibit 7.3 to ProCare's Current Report on Form 8-K dated June 5, 2001.

         10.7 Stock Exchange Agreement between ProCare, Fastpoint Acquisition Corp. and Star Communications, Inc. dated May 2001, incorporated by reference to Exhibit 7.4 to ProCare's Current Report on Form 8-K dated June 5, 2001.

         10.8 Letter of Robison, Hill & Co. to the Securities & Exchange Commission dated June 22, 2001 regarding the Company's change in Certifying Public Accountant, incorporated by reference to
                  Exhibit 16 to the Company's Current Report on Form 8-K dated June 18, 2001.

         10.9 Stock Exchange Agreement between the Company and BJ Boring, Inc. dated August 2001, incorporated by reference to the Company's Current Report on Form 8-K dated August 7, 2001.

         10.10 Promissory Note dated June 5, 2001 in the original principal amount of $225,000.00 payable to Business Intelligence Group.

         10.11 Promissory Note dated October 10, 2001 in the original principal amount of $98,108.27 payable to Business Intelligence Group.

         10.12 Promissory Note dated November 15, 2001 in the original principal amount of $100,000.00 payable to Business Intelligence Group.

         10.13 Stock Purchase Agreement between the Company and Business Intelligence Group dated September 19, 2001.

         10.14 Stock Purchase Agreement between the Company and Business Intelligence Group dated December 19, 2001.

         10.15 Promissory Note dated September 30, 2001 in the original principal amount of $100,000.00 payable to Randall A. Drew.

         10.16    Note for Services Exchange Agreement.

         10.17 Stock Purchase Agreement between the Company and BJ Ukra dated December 19, 2001.

         10.18    William Delgado Employment Agreement.

         10.19 Letter Agreement between Hotovec, Pomeranz & Co. and the Company dated February 1, 2002.

         10.20 Broker-Dealer Selling Agreement between Hotovec, Pomeranz & Co.and the Company dated December 2001.

         21.      Subsidiaries of Registrant.

4.       REPORTS ON FORM 8-K:

         No Current Reports on Form 8K were filed in the fourth quarter of 2001.

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

                                            DUCT Utility Construction &
                                             Technologies, Inc.

                                            By: /s/ Randall Drew
                                            ------------------------------------
                                            Randall Drew, Chairman of the Board,
                                             CFO

                                            By: /s/ William J. Delgado
                                            ------------------------------------
                                            William J. Delgado, CEO, Director

                                            By: C. Christopher Kessen
                                            ------------------------------------
                                            C. Christopher Kessen, Director

                                            By: /s/ Brad Nicolaisen
                                            ------------------------------------
                                            Brad Nicolaisen, Director

Dated:  This 15th day of April 2002

                        INSERT FINANCIAL STATEMENTS HERE