Form 10KSB/A
period 2001-12-31
DUCT UTILITY CONSTRUCTION & TECHNOLOGIES INC
filed 2002-04-16
CIK 742876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB/A

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

         On August 7, 2001, the Company acquired all of the issued and outstanding common stock of BJ Boring, Inc., a Texas corporation, engaged in laying underground fiberoptic cable in exchange for the issuance of 195,000 shares of the Company's common stock and assumption of promissory notes and liabilities in the aggregate amount of $322,000.

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

         Historically, the telecommunications industry has operated on seven year growth-consolidation cycles, typically increasing capital expenditure spending over five year terms, then consolidating over the following two to three years. The capital expenditures have consistently maintained a 10% swing year-over-year. The telecom infrastructure services industry parallels these cycles and enjoys growth and margin appreciation during expansion stages as well as attrition, margin compression, and consolidation during periods of recession. From 1995 through 2000, the construction industry rode the telecom growth wave and played a major part in long-haul and metropolitan fiber build-outs, data center build-outs, and architectural and build-outs of carrier hotel facilities. It was a unique time in the industry, as capital expenditures increased approximately 25% annually, with a peak growth increase of 100% in year 2000.

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

         COST OF EARNED REVENUES. The Company's cost of earned revenues was $1,598,524 in fiscal 2001, and included direct labor and other direct costs associated with specialty contract revenues. The Company incurred higher than anticipated direct labor costs in the third and fourth quarters due to unanticipated non-revenue producing labor expenses. These expenses were are result of the Company's inability to equip job crews with sufficient equipment, supplies and materials due to a lack of working capital.

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

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $990,246 in fiscal 2001. These expenses were related to administrative salaries, payroll taxes and employee benefits, general services-related expenditures, operating lease expense and depreciation expense.

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

         NET LOSS. The Company incurred a net loss of $9,182,429 in fiscal 2001, and a net loss per share of $1.25. This operating loss will reduce future income taxes on profits.

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

         Net cash used by operating activities was $466,175 for the year ended December 31, 2001. The Company recognized a substantial amount of bad debt in 2001 due to unrealizable accounts receivable associated with the continued deterioration of the telecommunications industry and the utility construction services industry.

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

         The Company's liquidity needs are for working capital, capital expenditures, acquisitions (including the payment of consideration related to prior acquisitions) and debt service. The primary source of liquidity will be cash flows from operations. We also hope to raise additional working capital pursuant to the Private Offerings.

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

         HOTOVEC

         On November 21, 2001 the Company entered into an agreement with Hotovec, Pomeranz & Co. ("Hotovec") to perform various advisory services , including but not limited to, creating business strategy, recruiting new management team, building the business, operational and financial plans, and setting up operational and financial controls. As consideration for providing the services, the November 21, 2001 agreement provided for the payment to Hotovec of a monthly advisory fee of $10,000 per month during the term of the agreement, which is limited to five months, and the issuance of two million (2,000,000) shares of Company common stock. On February 1, 2002, the Company entered into a revised advisory agreement with Hotovec to increase the monthly fee payable to $40,000 per month for the period from February 1, 2002 through June 30, 2002, and to grant to Hotovec a warrant to purchase 200,000 shares of common stock. On December 14, 2001, the Company entered into a Broker-Dealer Selling Agreement with Hotovec whereby Hotovec will serve as the exclusive placement agent for offerings of various security structures of up to $15,000,000. Hotovec will receive cash commissions of 10% on all funds raised pursuant to the agreement and a warrant to purchase securities equal to 10% of the number of securities sold in the offerings at the offering price per share. Both agreements are terminable on 30 days notice. The Company has a verbal agreement with Hotovec to reduce the cash commission and warrant to 6% of the funds raised and securities sold, respectively.

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

         10.9 Stock Exchange Agreement between the Company and BJ Boring, Inc. dated August 2001, incorporated by reference to Exhibit
                  10.1 to the Company's Current Report on Form 8-K dated August 7, 2001.

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

         10.15 Promissory Note dated September 30, 2001 in the original principal amount of $100,000.00 payable to Randall A. Drew.

         10.16    Note for Services Exchange Agreement.

         10.17 Stock Purchase Agreement between the Company and BJ Ukra dated December 19, 2001.

         10.18    William Delgado Employment Agreement.

         10.19 Letter Agreement between Hotovec, Pomeranz & Co. and the Company dated November 21, 2001.

         10.19B Revised Letter Agreement between Hotovec, Pomeranz & Co. and the Company dated February 1, 2002.

         10.20 Broker-Dealer Selling Agreement between Hotovec, Pomeranz & Co.and the Company dated December 2001.

         10.21 Employee Consulting Agreement between the Company and Randall Drew dated August 20, 2001, incorporated by reference to
                  Exhibit 10.1 to the Company's S-8 Registration Statement dated on or about August 27, 2001.

         10.22 Employee Consulting Agreement between the Company and C. Christopher Kessen dated August 20, 2001, incorporated by reference to Exhibit 10.2 to the Company's S-8 Registration Statement dated on or about August 27, 2001.

         10.23 Consulting Agreement between the Company and Scott D. Sheppard dated August 20, 2001, incorporated by reference to Exhibit
                  10.3 to the Company's S-8 Registration Statement dated on or about August 27, 2001.

         10.24 2001 Stock Award Plan, incorporated by reference to Exhibit 10 to the Company's S-8 Registration Statement dated October 17, 2001.

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

                                            By: /s/ Randall Drew
                                            ------------------------------------
                                            Randall Drew, Chairman of the Board,
                                             CFO

                                            By: /s/ William J. Delgado
                                            ------------------------------------
                                            William J. Delgado, CEO, Director

                                            By: C. Christopher Kessen
                                            ------------------------------------
                                            C. Christopher Kessen, Director

                                            By: /s/ Brad Nicolaisen
                                            ------------------------------------
                                            Brad Nicolaisen, Director

Dated:  This 15th day of April 2002

                            DUCT UTILITY CONSTRUCTION
                              & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS
                                    --------

PAGE      1     INDEPENDENT AUDITORS' REPORT

PAGE      2     CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE      3     CONSOLIDATED STATEMENT OF OPERATIONS FOR THE PERIOD FROM JANUARY
                19, 2001 (INCEPTION) TO DECEMBER 31, 2001

PAGE      4     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                FOR THE PERIOD FROM JANUARY 19, 2001 (INCEPTION) TO DECEMBER 31,
                2001

PAGE      5     CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JANUARY
                19, 2001 (INCEPTION) TO DECEMBER 31, 2001

PAGES   6 - 15  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31,
                2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
 DUCT Utility Construction & Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of DUCT Utility Construction & Technologies, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of income, changes in stockholders' deficiency and cash flows for the period from January 19, 2001 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of DUCT Utility Construction & Technologies, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the period from January 19, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company has a net loss from operations of $9,182,429, shareholders' deficiency of $830,666, a negative cash flow from operating activities of $466,175, and a working capital deficiency of $1,744,245 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 12, 2002

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             -----------------------

                                     ASSETS
                                     ------
CURRENT ASSETS
Accounts receivable - net                                               325,641
 Other receivables                                                        2,456
 Prepaid expenses and other current assets                                4,940
                                                                     -----------
      Total Current Assets                                              333,037
                                                                     -----------

PROPERTY AND EQUIPMENT - NET                                            240,751
                                                                     -----------

OTHER ASSETS
 Goodwill                                                               684,307
 Security Deposits                                                       29,162
                                                                     -----------
      Total Other Assets                                                713,469
                                                                     -----------

TOTAL ASSETS                                                         $1,287,257
------------                                                         ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
 Line of credit payable                                              $   30,547
 Notes payable - current portion                                        154,046
 Notes payable - stockholder                                            119,799
Accounts payable and accrued expenses                                 1,772,890
                                                                     -----------
      Total Current Liabilities                                       2,077,282
                                                                     -----------

LONG-TERM LIABILITIES
 Notes payable - net of current portion                                  40,641
                                                                     -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock $1.00 par value 5,000,000
  shares authorized, none issued                                              -
 Common stock, no par value, 100,000,000
  shares authorized, 16,525,858 shares
  issued and outstanding                                              8,151,763
 Common stock to be issued                                              200,000
 Accumulated deficit                                                 (9,182,429)
                                                                     -----------
      Total Stockholders' Deficiency                                   (830,666)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       $1,287,257
----------------------------------------------                       ===========

          See accompanying notes to consolidated financial statements.

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
      FOR THE PERIOD FROM JANUARY 19, 2001 (INCEPTION) TO DECEMBER 31, 2001
      ---------------------------------------------------------------------

REVENUES - NET                                                      $ 1,668,890

COST OF REVENUES                                                      1,598,524
                                                                    ------------

GROSS PROFIT                                                             70,366
                                                                    ------------

OPERATING EXPENSES
 Legal and accounting fees                                              427,176
 Professional and consulting fees                                     7,201,869
 Other general and administrative                                       990,256
                                                                    ------------
       Total Operating Expenses                                       8,619,301
                                                                    ------------

LOSS FROM OPERATIONS                                                 (8,548,935)
                                                                    ------------

OTHER INCOME (EXPENSE)
 Loss on extinguishment of debt                                        (356,402)
 Subsidiary acquisition expense                                        (225,000)
 Interest income (expense)                                              (52,092)
                                                                    ------------
       Total Other Income (Expense)                                    (633,494)
                                                                    ------------

NET LOSS                                                            $(9,182,429)
--------                                                            ============

NET LOSS PER SHARE  - BASIC AND DILUTED                             $     (1.25)
                                                                    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING
THE PERIOD - BASIC AND DILUTED                                        7,363,596
                                                                    ============


                                          DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                                         AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE PERIOD FROM JANUARY 19, 2001 (INCEPTION) TO DECEMBER 31, 2001
                               ---------------------------------------------------------------------

                                                                                     Common Stock
                                                         Common Stock                To Be Issued         Accumulated
                                                     Shares        Amount        Shares       Amount        Deficit        Total
                                                  ------------  ------------  ------------  ------------  ------------  ------------

Stock issued to founders                            7,230,000   $       723             -   $         -   $         -   $       723

Stock issued in recapitalization                    1,913,846       145,735             -             -             -       145,735

Stock issued for acquisition of Durango
 Communications, Inc.                                 600,000         1,000             -             -             -         1,000

Stock issued for acquisition of B. J. Boring, Inc.    195,000       585,000             -             -             -       585,000

Stock issued for repayment of notes payable         1,737,012       694,805             -             -             -       694,805

Stock issued for legal services                        40,000       216,000             -             -             -       216,000

Stock issued for consulting services                4,810,000     6,508,500             -             -             -     6,508,500

Stock to be issued for repayment of notes payable           -             -       500,000       200,000             -       200,000

Net Loss, 2001                                              -             -             -             -    (9,182,429)   (9,182,429)
                                                  ------------  ------------  ------------  ------------  ------------  ------------

BALANCE, DECEMBER 31, 2001                         16,525,858   $ 8,151,763       500,000   $   200,000   $(9,182,429)  $  (830,666)
--------------------------                        ============  ============  ============  ============  ============  ============

                                   See accompanying notes to consolidated financial statements.

                                                                 4

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                                         $(9,182,429)
 Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
  Depreciation                                                           56,468
  Provision for doubtful accounts                                        76,991
  Stock issued for services                                           6,724,500
  Stock issued for loss on extinguishments of debt                      356,402
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                                    (402,632)
  (Increase) in other receivable                                         (2,456)
  (Increase) in prepaid expenses                                         (4,940)
  Decrease in security deposits                                           8,629
  Increase in accounts payable and accrued expenses                   1,903,292
                                                                    ------------
         Net Cash Used In Operating Activities                         (466,175)
                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition                                           23,109
  Purchase of property and equipment                                    (28,672)
                                                                    ------------
         Net Cash Used In Investing Activities                          (30,993)
                                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from line of credit                                            10,547
 Proceeds from notes payable                                            544,192
 Repayments on notes payable                                            (84,724)
 Proceeds from issuance of common stock                                   1,723
                                                                    ------------
         Net Cash Provided by Financing Activities                      471,738
                                                                    ------------

NET INCREASE IN CASH                                                         -

CASH - BEGINNING OF PERIOD                                                   -
                                                                    ------------

CASH - END OF PERIOD                                                $         -
--------------------                                                ============

CASH PAID DURING THE PERIOD FOR - INTEREST                          $    31,797
                                                                    ============

          See accompanying notes to consolidated financial statements.

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------ -----------------------------------------------------------

       (A) DESCRIPTION OF BUSINESS
       ---------------------------

       DUCT Utility Construction & Technologies, Inc. (the "Company") is involved in the construction of utility infrastructure for the fiber optic, gas and electric, cable television and sewer business. The Company's initial services will be focused on directional drilling and aerial construction operations.

       On May 31, 2001, ProCare Industries, Ltd. ("Pro"), an inactive Colorado public shell corporation, acquired the outstanding stock of HK Utility Construction, Inc. ("HK"). The Merger Agreement stipulated that Pro issued to HK shareholders 10,000 shares of Pro common stock totaling 7,230,000 shares for each share of common stock held by HK stockholders totaling 723 shares. As a result, the HK stockholders acquired a 71.3% interest in Pro and the reorganization was treated as a recapitalization by HK for accounting purposes. Accordingly, the balance sheet consists of the net assets of the acquirer and the acquiree at historical cost and the the statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger. Subsequent to the merger, Pro changed its name to DUCT Utility Construction & Technologies, Inc.

       On June 5, 2001, the Company acquired the outstanding stock of Durango Communications, Inc., a corporation formed January 19, 2001, in exchange for 600,000 shares of common stock in a transaction accounted for as a pooling of interests.

       On July 28, 2001, the Company acquired the outstanding stock of B.J. Boring, Inc. ("BJ"). The Company issue 195,000 shares of the common stock, which had a fair value of $585,000. In exchange for issuing these shares, the Company purchased 100% of the outstanding shares of BJ. The acquisition of BJ is summarized as follows:

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       Fair value of assets received and liabilities assumed:

       Property and equipment                                    $      268,547
       Security deposits and other assets                                37,791
       Accounts payable and accrued expenses                            (63,393)
       Line of credit payable                                           (20,000)
       Notes payable                                                   (322,252)
                                                                 ---------------
       Excess of liabilities assumed over assets acquired               (99,307)
       DUCT common shares issued                                       (585,000)
                                                                 ---------------
       Goodwill                                                  $      684,307
                                                                 ===============

       The goodwill acquired in this acquisition is not being amortized and has been reviewed for the impairment in accordance with SFAS No. 142 (See
       Note 1(M)).

       Pro forma information, had the subsidiary been acquired at the beginning of the year, has not been presented because the acquirer had no significant operations prior to the date of acquisition.

       (B) PRINCIPLES OF CONSOLIDATION
       -------------------------------

       The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       (C) USE OF ESTIMATES
       --------------------

       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

       (D) CASH AND CASH EQUIVALENTS
       -----------------------------

       For purpose of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

       (E) PROPERTY AND EQUIPMENT
       --------------------------

       Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line and accelerated methods over the estimated useful life of the assets of five to seven years.

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       (F) INCOME TAXES
       ----------------

       The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (G) REVENUE RECOGNITION
       -----------------------

       The Company receives its revenue from short-term boring contracts for which they provide directional drilling services. Revenue is recognized upon completion of the services rendered.

       (H) PER SHARE DATA
       ------------------

       Basic and diluted net loss per common share for the period ended
       December 31, 2001 is computed based on the weighted average common shares outstanding.

       (I) BUSINESS SEGMENTS
       ---------------------

       The Company operates in one segment and therefore segment information is not presented.

       (J) FAIR VALUE OF FINANCIAL INSTRUMENTS
       ---------------------------------------

       The carrying amount of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, and notes payable, approximates fair value due to the relatively short period to maturity for these instruments.

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       (K) ADVERTISING COSTS
       ---------------------

       Advertising costs are expensed as incurred.

       (L) LONG-LIVED ASSETS
       ---------------------

       During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of Long-lived Assets and for Long-lived assets to be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and impairment loss recognized. As of December 31, 2001 there were no impaired long-lived assets.

       (M) NEW ACCOUNTING PRONOUNCEMENTS
       ---------------------------------

       The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

       Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

       Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

       The adoption of these pronouncements has not had a material effect on the Company's financial position or results of operations.

NOTE 2 ACCOUNTS RECEIVABLE
------ -------------------

       Accounts receivable at December 31, 2001 consisted of the following:

       Accounts receivable                                    $         347,928
       Less allowance for doubtful accounts                              22,287
                                                              ------------------
                                                              $         325,641
                                                              ==================

       For the period ended December 31, 2001, the Company recorded bad debt expense of $76,991.

NOTE 3 PROPERTY AND EQUIPMENT
------ ----------------------

       Property and equipment at December 31, 2001 consisted of the following:

       Vehicles                                               $         115,759
       Boring machines                                                   78,000
       Office equipment                                                  47,006
       Machinery and equipment                                           37,730
       Trailers                                                          34,005
       Bulldozers                                                        13,400
       Signs and traffic cones                                            3,629
                                                              ------------------
                                                                        329,529
       Less accumulated depreciation                                    (88,778)
                                                              ------------------
                                                              $         240,751
                                                              ==================

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       Depreciation expense for the period ended December 31, 2001 was $58,789.

NOTE 4 NOTES PAYABLE
------ -------------

       Notes payable consisted of the following at December 31, 2001:

        Note payable - 13.25% interest. Maturity March 11, 2006,
         monthly payments of $756 including principal and interest,
         secured by a vehicle                                          $ 29,771

        Note payable - bank, 9.5% interest. Maturity December 4,
         2002, monthly payments of $4,000 principal plus
         interest, secured by a equipment                                46,000

        Note payable - financial institution, 10.35% interest.
         Maturity April 9, 2004, monthly payments of $479 including
         principal and interest, secured by a vehicle                    12,287

        Note payable - financial institution, 13.95% interest.
         Maturity April 15, 2003, monthly payments of $376 including
         principal and interest, secured by equipment               5,386

        Note payable - bank, 8.25% interest. Maturity March 26, 2004, monthly payments of $562 including principal and interest,
         secured by a vehicle                                            13,243

        Note payable - unrelated party, 8% interest maturity April
         28, 2002, unsecured                                             38,000

        Note payable - unrelated party, 10% interest, unsecured.
         The note was due on August 1, 2001 and is currently
         in default                                                      50,000
                                                                     -----------

        Total long-term debt                                            194,687
        Less current maturities                                         154,046
                                                                     -----------

        Long-term debt                                               $   40,641
                                                                     ===========

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       Scheduled maturities of long-term debt in each of the five subsequent years are as follows:

              For the years ended December 31,
                            2002                               $        154,046
                            2003                                         19,279
                            2004                                         10,560
                            2005                                          8,182
                            2006                                          2,620
                                                               -----------------
                                                               $        194,687
                                                               =================

NOTE 5 LINE OF CREDIT
------ --------------

       Revolving demand line of credit with a maximum of $34,000. Interest at a floating rate. As of December 31, 2001 the interest was 14.75%. Secured by the assets of the Company and personally guaranteed by two of the Company's stockholders.

NOTE 6 NOTE PAYABLE - RELATED PARTIES
------ ------------------------------

       The Company has a note payable to a stockholder in the amount of $119,799 as of December 31, 2001. The stockholder consented to defer repayment on the outstanding balance until April 28, 2002. The note accrues interest at 8%.

NOTE 7 COMMITMENTS AND CONTINGENCIES
------ -----------------------------

       (A) OPERATING LEASES
       --------------------

       The Company leases its facilities under an operating lease agreement. The Company also leases equipment under various operating lease agreements.

       Future annual minimum lease payments are approximately as follows:

                            2002                               $        331,000
                            2003                                        296,000
                            2004                                        113,600
                            2005                                         31,000
                            2006                                          4,000
                                                               -----------------
                                                               $        775,600
                                                               =================

       Rent expense under operating leases for the period ended December 31, 2001 was $167,504.

       (B) BROKER DEALER AGREEMENT
       ---------------------------

       On December 14, 2001, the Company entered into an agreement with a broker to offer up to $15,000,000 in equity securities of the Company. The broker will receive a commission of 10% of the amount raised. In addition, the broker will receive a

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       warrant exercisable for the purchase of stock equal to 10% of the number of shares sold in the offering. The exercise price of the warrant shall be equal to the price per share of the offering and shall be exercisable five years from the date of issuance.

       (C) LEGAL PROCEEDINGS
       ---------------------------
         (i) DUCT Utility Construction and Technologies, Inc. vs. Juliann Diminico, et al, was filed on October 30, 2001. The Complaint for Declaratory relief, Injunctive Relief and Specific Performance alleges that 693,844 shares of ProCare Industries, Ltd. Stock issued to Robert Diminico in connection with the failed Faspoint Communications, Inc./PreoCare merger is the property of and owned by the Company and demanding return thereof by the Diminico Bankruptcy Trusteee. The action was dismissed without prejudice.

         (ii) Distribute USA, Inc. v. DUCT Utility Construction and Technologies, Inc., was filed on December 20, 2001. the complaint for nonpayment of services and equipment acquired in connection with the installation of the Company's SAP system, is in the amount of $29,951. Distributech has obtained a judgement in the approximate amount of $33,000 and is currently negotiating with the Company for payment of the amount pursuant to a long term note.

NOTE 8 INCOME TAXES
------ ------------

       Income tax expense (benefit) for the period ended December 31, 2001 is summarized as follows:

         Federal                                               $              -
         State                                                                -
         Deferred-Federal and State                                           -
         Change in Valuation Allowance                                        -
                                                               -----------------
         Income tax expense (benefit)                          $              -
                                                               =================

       The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 as follows:

       U.S. Federal income tax provision (benefit)             $       (830,000)
       Effect of unused net operating loss carryforward                 830,000
                                                               -----------------
                                                               $              -
                                                               =================
       The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

       Deferred tax assets:
        Net operating loss carryforward                        $        830,000
                                                               -----------------
        Total gross deferred tax assets                                 830,000
        Less valuation allowance                                       (830,000)
                                                               -----------------

       Net deferred tax assets                                 $              -
                                                               =================
       At December 31, 2001, the Company has net operating loss carryforwards of approximately $2,434,100 for U.S. Federal income tax purposes available to offset future taxable income expiring in 2021.

       The net change in the valuation allowance during the period ended December 31, 2001 was an increase of $830,000.

NOTE 9 STOCKHOLDERS' EQUITY
------ --------------------

              (A) STOCK ISSUED FOR SERVICES
       -----------------------------

       During the period ended December 31, 2001, the Company issued 4,810,000 shares of common stock to consultants for services rendered having a fair value of $6,508,500 to the consultants.

       During the period ended December 31, 2001, the Company issued 40,000 shares of common stock for legal services rendered having a fair value of $216,000.

       (B) STOCK ISSUED FOR DEBT
       -------------------------

       During the period ended December 31, 2001, the Company issued 1,737,012 shares of common stock having a fair value of $694,805 for repayment of notes payable of $338,403 which resulted in a loss on extinguishment of debt of $356,402.

       During the period ended December 31, 2001, the Company authorized the issuance of 500,000 shares of common stock for repayment of two notes having a fair value of $100,000 each, resulting in no gain or loss. Certificates for these shares were issued in 2002.

       (C) STOCK ISSUED IN RECAPITALIZATION
       ------------------------------------

       As a result of the recapitalization discussed in Note 1A, 1,913,846 shares of common stock were issued at the time of the recapitalization having a fair value of $145,735.

NOTE 10 GOING CONCERN
------- -------------

       As reflected in the accompanying financial statements, the Company's net loss from operations of $9,182,429, stockholders' deficiency of $830,666, negative cash flow from operating activities of $466,175 and working capital deficiency of $1,744,245 raise substantial doubt about its ability to continue as a going concern. The

                  DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001
                             -----------------------

       ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

       The Company is presently seeking to raise additional working capital through common stock subscription agreements (See Note 11(B)). Additionally, the Company is currently negotiating new service contracts to generate increased revenues.

NOTE 11 SUBSEQUENT EVENTS
------- -----------------

       (A) EMPLOYMENT AGREEMENT
       ------------------------

       Effective March 1, 2002, the Company entered into an employment agreement with its Chief Executive Officer to provide minimum salary payments, bonuses, fringe benefits and stock options. The contract remains in effect until either party effects a termination. Minimum salary payments under the contract amount to $150,000 per year.

       (B) COMMON STOCK SUBSCRIPTION AGREEMENTS
       ----------------------------------------

       On February 20, 2002, the Company entered into various subscription agreements for the sale of restricted stock. The price per share for each subscription was $.20 per share, up to a maximum of 3,750,000 shares aggregating $750,000. As of February 25, 2002, the closing date, the total number of shares subscribed to was 1,100,000 aggregating net proceeds of $220,000.

       On March 22, 2002, the Company entered into various subscription agreements for the sale of restricted stock. The price per share for each subscription was $.50 per share, up to a maximum of 1,500,000 shares aggregating $750,000. As of April 12, 2002, the total number of shares subscribed to was 550,000 aggregating net proceeds of $275,000.

       (C) LEGAL PROCEEDINGS
       ---------------------

       The Company is involved in various law suits filed after December 31, 2001 regarding non-payment of accounts payable, notes payable, operating leases and employment issues. As of the date of this report, no settlements have been reached. At December 31, 2001, the Company has included all disputed amounts in accounts payable and accrued expenses and notes payable.