Form 10QSB
period 2002-03-31
DUCT UTILITY CONSTRUCTION & TECHNOLOGIES INC
filed 2002-05-20
CIK 742876

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

       [ ] TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT
             For the transition period from__________ to ___________

                         Commission File No. 00 0-13066

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.

                (Name of Registrant as specified in its charter)

          Colorado                                               84-0932231
        -----------                                              -----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

            10370 Old Placerville Road, Sacramento, California 95827
                    (Address of principal executive offices)

                                 (916) 368-1300
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X)                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2002

         CLASS                                     OUTSTANDING AT MAY 14, 2002
         -----                                     ---------------------------

No Par Value Common Stock                                18,725,858

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                       (FORMERLY PROCARE INDUSTRIES, LTD./
                         HK UTILITY CONSTRUCTION, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)

                                    CONTENTS
                                    --------

PAGE     F-1       INDEPENDENT ACCOUNTANTS' REPORT

PAGE     F-2       CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002 (UNAUDITED)
                   AND DECEMBER 31, 2001

PAGE     F-3       CONSOLIDATED  STATEMENT OF OPERATIONS FOR THE THREE MONTHS
                   ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGE     F-4       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
                   ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

PAGES  F-5 - F-6   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31,
                   2002 (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of:
DUCT Utility Construction & Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of DUCT Utility Construction & Technologies, Inc. and Subsidiaries (formerly ProCare Industries, Ltd./HK Utility Constuction, Inc.) as of March 31, 2002 and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a loss from current operations of $543,213, a negative cash flow from operating activities of $273,714, and a working capital deficiency of $1,895,944 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 10, 2002


              DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
             (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                                CONSOLIDATED BALANCE SHEETS
                                ---------------------------

                                           ASSETS
                                           ------
                                                                March 31,
                                                                   2002       December 31,
                                                               (Unaudited)        2001
                                                               ------------   ------------
CURRENT ASSETS
 Cash                                                          $    36,641    $         -
 Accounts receivable - net                                         234,599        325,641
 Other receivables                                                   2,456          2,456
 Prepaid expenses and other current assets                           9,940          4,940
                                                               ------------   ------------
     Total Current Assets                                          283,636        333,037
                                                               ------------   ------------

PROPERTY AND EQUIPMENT - NET                                       220,312        240,751
                                                               ------------   ------------

OTHER ASSETS
 Goodwill                                                          684,307        684,307
 Security Deposits                                                  31,362         29,162
                                                               ------------   ------------
     Total Other Assets                                            715,669        713,469
                                                               ------------   ------------
TOTAL ASSETS                                                   $ 1,219,617    $ 1,287,257
------------                                                   ============   ============

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                          ----------------------------------------

CURRENT LIABILITIES
 Line of credit payable                                        $    33,971    $    30,547
 Notes payable - current portion                                   167,700        154,046
 Notes payable - stockholder                                       119,799        119,799
 Accounts payable and accrued expenses                           1,858,110      1,772,890
                                                               ------------   ------------
     Total Current Liabilities                                   2,179,580      2,077,282
                                                               ------------   ------------

LONG-TERM LIABILITIES
 Notes payable - net of current portion                             38,917         40,641
                                                               ------------   ------------
     Total Long-Term Liabilities                                    38,917         40,641
                                                               ------------   ------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1.00 par value, 5,000,000
  shares authorized, none issued                                         -              -
 Common stock, no par value, 100,000,000 shares
  authorized, 17,225,858 and 16,525,858 shares
  issued and outstanding                                         8,431,763      8,151,763
 Common stock to be issued (1,250,000 shares)                      295,000        200,000
 Accumulated deficit                                            (9,725,643)    (9,182,429)
                                                               ------------   ------------
     Total Stockholders' Deficiency                               (998,880)      (830,666)
                                                               ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $ 1,219,617    $ 1,287,257
----------------------------------------------                 ============   ============

                See accompanying notes to consolidated financial statements.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                 For the Three     For The Three
                                                 Months Ended      Months Ended
                                                March 31, 2002    March 31, 2001
                                                --------------    --------------

REVENUES - NET                                  $           -     $     682,084

COST OF REVENUES                                       65,881           650,932
                                                --------------    --------------

GROSS PROFIT                                          (65,881)           31,152
                                                --------------    --------------

OPERATING EXPENSES
 Legal proceedings                                     58,827             3,686
 Professional and consulting fees                     274,086            37,287
 Other general and administrative                     135,053            68,113
                                                --------------    --------------
     Total Operating Expenses                         467,966           109,086
                                                --------------    --------------

(LOSS) FROM OPERATIONS                               (533,847)          (77,934)

OTHER INCOME/(EXPENSE)
   Interest expense                                    (9,366)                -
                                                --------------    --------------

NET (LOSS)                                      $    (543,213)    $     (77,934)
----------                                      ==============    ==============

NET LOSS PER SHARE - BASIC AND DILUTED          $       (0.03)    $       (7.93)
                                                ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING DURING THE PERIOD - BASIC
AND DILUTED                                        16,631,414             1,000
                                                ==============    ==============

          See accompanying notes to consolidated financial statements.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

                                                   For the Three   For The Three
                                                   Months Ended    Months Ended
                                                  March 31, 2002  March 31, 2001
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                       $    (543,213)  $     (77,934)
 Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
    Depreciation                                         19,291               -
    Loss on abandonment of fixed assets                   1,147               -
    Stock issued for services                            80,000               -
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable             91,041               -
  (Increase) in prepaid expenses and other
   current assets                                        (5,000)        (10,692)
  (Increase) in security deposits                        (2,200)              -
  Increase in accounts payable and accrued
   expenses                                              85,220         143,811
                                                  --------------  --------------
     Net Cash Used In Operating Activities             (273,714)         55,185
                                                  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:                         -               -
                                                  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                             13,654               -
 Proceeds from line of credit                             3,425               -
 Repayments on notes payable                             (1,724)              -
 Common stock to be issued                              295,000               -
                                                  --------------  --------------
     Net Cash Provided by Financing Activities          310,355               -
                                                  --------------  --------------

NET INCREASE IN CASH                                     36,641          55,185

CASH - BEGINNING OF PERIOD                                    -               -
                                                  --------------  --------------

CASH - END OF PERIOD                              $      36,641   $      55,185
--------------------                              ==============  ==============

CASH PAID DURING THE PERIOD FOR - INTEREST        $       3,518   $           -
                                                  ==============  ==============

          See accompanying notes to consolidated financial statements.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION
------   ---------------------

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

         For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB.

NOTE 2   PRINCIPLES OF CONSOLIDATION
------   ---------------------------

         The accompanying consolidated financial statements include the accounts of the DUCT Utility Construction and Technologies, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 3   STOCK ISSUANCES
------   ---------------

         (A) STOCK TO BE ISSUED FOR CASH
         -------------------------------

         During the three months ended March 31, 2002 the Company received $295,000 for 1,250,000 shares of common stock to be issued in April 2002.

         (B) STOCK ISSUED FOR SERVICES
         -----------------------------

         During the three months ended March 31, 2002 the Company issued 200,000 shares of common stock for consulting services rendered having a fair value of $80,000.

NOTE 4   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company's loss from operations of $543,213, negative cash flow from operating activities of $273,714 and working capital deficiency of $1,895,944 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002
                              --------------------
                                   (UNAUDITED)

         any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is presently seeking to raise additional working capital through a private offering of its common stock and Series A preferred stock to accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Private Offerings"). In connection with its offering of Series A preferred stock, the Company is also offering for sale to accredited investors, its convertible promissory notes, convertible into Series A preferred stock. Additionally, the Company is currently negotiating new service contracts to generate increased revenues.

NOTE 5   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         The Company is involved in various lawsuits filed during the three months ended March 31, 2002 regarding non-payment of accounts payable, notes payable, operating leases and unemployment issues. As of the date of this report, one settlement has been reached in connection with a subcontractor's accounts payable amount that was in dispute. At March 31, 2002, the Company has included all disputed amounts in accounts payable and accrued expenses and notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction. The Company was an inactive Colorado corporation until May 2001 when it acquired HK Utility Construction, Inc. ("HK") in a reorganization that for accounting purposes has been treated as a recapitalization of HK Utility. (See the attached financial statements and notes thereto.) HK was formed in 2001 for the purpose of acquiring and investing in companies engaged in the field of laying underground and aerial fiber optic cables. In moving forward with its business strategy, HK acquired Durango Communications, Inc. in exchange for the issuance of 600,000 shares of common stock. During this same period, HK attempted to make two other acquisitions, Star Communications Inc. and D & R Construction, Inc. These acquisitions were subsequently rescinded pursuant to the terms of the stock exchange agreement executed by the company. In August 2001, the Company through its wholly owned subsidiary DUCT 2, INC., an Ohio corporation, completed its acquisition of BJ Boring, Inc., a Texas corporation engaged in the underground utility construction business, and changed its name to DUCT Construction Sources, Inc.

During 2001, the Company also began developing its specialized construction services, building systems for customers as a telecommunications and cable television contractor.

Since the Company was not active in calendar year 2000 or the first quarter of 2001, the financial information presented for the period ending March 31, 2001 is not consistent with the 10Q-SB previously filed for that period. Operating revenue and expense for the period ending March 31, 2001 presented in this 10Q-SB reflects the operating results of Durango Communications, Inc., an acquisition completed with HK Utility Construction, Inc., in June 2001 and treated as a recapitalization of HK Utility Construction, Inc., for that period. HK Utility Construction had no operations during the period ending March 31, 2001.

During the period ending March 31, 2001, Durango Communications, Inc., delivered similar telecommunications construction project management services. The Company provided project management personnel and outsourced virtually all of its construction services.

During the period ending March 31, 2002, the Company had insufficient capital to implement its revenue plan. Operating capital, raised through private equity sales to accredited investors during the period ending March 31, 2002, was insufficient to enable the Company to meet is current financial obligations and begin to generate revenues. The Company also incurred significant expenses and liabilities, primarily due to both a lack of working capital and the Company 's efforts to raise capital. The Company conducted no activities directly related to the generation of revenue.

Unless the Company is able to raise sufficient capital, the Company will not be able to generate revenues and may not be able to continue as a going concern.

Results of Operations. For the period ending March 31, 2001, the financial data presented are based upon the operating results of Durango Communications, Inc., a wholly-owned subsidiary acquired in June 2001.

         REVENUES. For the period ending March 31, 2002, the Company recorded no revenues, as compared to $682,084 for the period ending March 31, 2001.

         COST OF EARNED REVENUES. The Company incurred costs associated with earned revenues of $65,881 for the period ending March 31, 2002, as compared to $650,932 for the period ending March 31, 2001. These costs included equipment lease expenses and inactive direct labor costs.

         PROFESSIONAL AND CONSULTING FEES. During period ending March 31, 2002, the Company incurred $274,086 in professional and consulting fees, compared to $37,287 for the period ending March 31, 2001. Of this amount, $89,086 is attributable to the development and implementation of the Company's financial accounting and sales/project services system. Expenses related to the placement of securities and ongoing financial consulting totaled $89,500. Expenses incurred for business consultants totaled $15,500. The balance of the professional and consulting fees, $80,000, are attributed to stock-based compensation for the Company's outside sales consultants. Stock issued as compensation to consultants was valued at the market value of the Company's publicly traded common stock on or about the day of issuance. Due to the limited market for the Company's public securities and the relatively small public float, the market value on the dates of issuance varied greatly.

         LEGAL AND ACCOUNTING FEES. The Company incurred $58,827 in legal and accounting fees for the period ending March 31, 2002, compared to $3,286 for the period ending March 31, 2001. These fees include costs associated with financing activities, and the preparation of private offering documents, SEC filings, and ongoing legal representation.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $135,053 for the period ending March 31, 2002, compared to $68,113 for the period ending March 31, 2001. These expenses were related to administrative salaries, payroll taxes and employee benefits, general services-related expenditures, operating lease expense and depreciation expense.

         NET LOSS. For the period ending March 31, 2002, the Company incurred a net loss of $543,213 and a net loss per share of $0.03, compared to a net loss of $77,934 and a net loss per share of $7.93 for the period ending March 31, 2001. The net loss per share in 2001 is significantly higher due to the fact Durango Communications, the sole operating entity during this period, had only 1000 shares outstanding. This operating loss will reduce future income taxes on profits.

LIQUIDITY AND CAPITAL RESOURCES. The Company has a total of $283,636 in cash and other current assets and current liabilities totaling $2,179,580, of which $119,799 due to stockholders. The Company has been operating with limited cash resources since its inception. In addition, the Company incurred substantial losses from its operations in the period ending March 31, 2002, and experienced cash flow difficulties that have caused it not to meet some of its obligations as they have come due. However, as of the date of this filing, the Company has been successful in obtaining limited working capital, and hopes to raise additional funds through private placement offerings.

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

PLAN OF OPERATIONS. As reflected in the accompanying financial statements, the Company does not have adequate cash and current assets to meet its short-term obligations. The Company is working to renegotiate its short-term obligations to either long-term debt or reduced amounts.

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

The Company is currently in default on most of its equipment leases and notes payable in its Duct Construction Services, Inc. (f/k/a BJ Boring) subsidiary. The Company is evaluating its options in this regard going forward. It is possible that the Company will voluntarily return the equipment or restructure its obligations to conserve cash and mitigate liabilities.

If the Company is able the secure adequate funding, it may acquire equipment and machinery for to the services it provides. Due to the downturn in the telecom infrastructure market, the Company may be able to acquire assets at discounts to market value. However, if the telecom market rebounds prior to the Company securing funding, the Company may not be able to purchase these assets.

As of March 31, 2002, the Company employed 8 employees and consultants. The Company does not anticipate a material change in the number of employees until it begins to implement its business plan. Upon implementation, the Company anticipates that the number of employees/contractors will grow at a ratio of 1 employee per $100,000 of annualized revenue.

In March 2002, the Company began to hire key management personnel to assist the company in furthering the Company's plans to build a larger and more profitable specialty contracting services company through acquisition and controlled organic growth. The new management team has significant telecom industry experience and has successfully executed similar strategies with other organizations.

The Company believes that significant additional capitalization, along with its currents sales opportunities, advanced financial controls and system infrastructure, and its experienced management team, will enable the Company to achieve growth in sales, gross profits and earnings, while improving its balance sheet.

PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

         FIBERONETEL SERVICES, INC. V. DUCT UTILITY CONSTRUCTION & TECHNOLOGIES,INC., was filed in the Court of Common Pleas, Cuyahoga County, Ohio on January 25, 2002. The complaint for Breach of Contract, Unjust Enrichment, Garnishment and Declaratory Judgment alleges damages in the amount of $67,212.60 arising out of the Adelphia Cleveland Project pursuant to which Fiberonetel performed certain work on the Company's behalf pursuant to a subcontract between the Company and the general contractor on the project. The general contractor failed to pay the Company and, as a result, the Company failed to pay Fiberonetel who then initiated the litigation. The general contractor has deposited funds of the amount of the claim into a court escrow, and the Company's legal counsel has negotiated with Fiberonetel's attorney to settle the litigation for $64,000 to release the funds from escrow.

The reader's attention is further directed to Part I, Item 3 of the Company's Annual Report on Form 10-KSB/A dated April 15, 2002.

ITEM 2.  CHANGES IN SECURITIES

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

During the three months ended March 31, 2002 the Company issued a total of 200,000 shares of its common stock to sales consultants, pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES: NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS: NONE

ITEM 5.  OTHER INFORMATION:

The Company's subsidiary, DUCT 2, Inc., is currently in default under short-term notes payable by DUCT 2, Inc. to Joseph Williams and Cathy Barr in the amounts of $119,798.62 and $38,000, respectively. The notes were due on April 28, 2002, and are accruing interest at the rate of 8% per annum.

On May 9 the Company renegotiated its Note payable to Robert W. Marsik (the "Marsik Note"), which had been previously reported as in default and executed a new installment promissory note in the principal amount of $53,808.22 payable to Mr. Marsik, together with interest at the rate of 10% per month, over a period of twelve months. As a result, the Marsik Note is no longer in default.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:     3(i)(a)  Articles of Incorporation and amendments
                                    thereto, incorporated by reference to
                                    Exhibit 3(i) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March
                                    31, 1999.

                           3(i)(b) Certificate of Amendment of Articles of Incorporation dated June 18, 2001.

                           3(ii) Bylaws of ProCare, incorporated by reference to Exhibit 3(ii) to ProCare's Quarterly Report on form 10-QSB for the quarter ended March 31, 1999.

         (b) Reports on Form 8-k: The Company has filed the following reports on Form 8-k for the three month period ended September 30, 2001

        Item reported             Date                     Financial Statements
        -------------             ----                     --------------------
                9                March 14, 2002             N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DUCT Utility Construction & Technologies, Inc.

                                            BY: /S/ RANDALL DREW
                                               ---------------------------
                                               Randall Drew, CFO

Dated:  This 17th day of May 2002