Form 10QSB
period 2002-06-30
DUCT UTILITY CONSTRUCTION & TECHNOLOGIES INC
filed 2002-08-19
CIK 742876

                       Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                   1231 Ida Street #2, Cincinnati, Ohio 45202
                    (Address of principal executive offices)

                               (513) 651-1723
                           (Issuer's telephone number)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  (X)                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 19, 2002

         CLASS                                    OUTSTANDING AT AUGUST 19, 2002
         -----                                    ------------------------------

No Par Value Common Stock                                18,725,858

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                       (FORMERLY PROCARE INDUSTRIES, LTD./
                         HK UTILITY CONSTRUCTION, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)

                                    CONTENTS

PAGE 1          INDEPENDENT ACCOUNTANTS' REPORT

PAGE 2 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

PAGE 3 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

PAGE 4 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)

PAGES 5 - 7     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2002
                (UNAUDITED)

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of:
  DUCT Utility Construction & Technologies, Inc.

We have reviewed the accompanying consolidated balance sheet of DUCT Utility Construction & Technologies, Inc. and Subsidiaries (formerly ProCare Industries, Ltd./HK Utility Construction, Inc.) as of June 30, 2002 and the consolidated statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a loss from current operations of $1,913,537, a negative cash flow from operating activities of $549,878, a working capital deficiency of $2,317,539, and a stockholders' deficiency of $2,119,202 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEINBERG & COMPANY, P.A.

Boca Raton, Florida
August 6, 2002


                       DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                                         CONSOLIDATED BALANCE SHEETS


                                                   ASSETS
                                                   ------
                                                                             June 30, 2002    December 31,
                                                                               (Unaudited)        2001
                                                                              -------------   -------------
CURRENT ASSETS
 Cash                                                                         $      3,612    $         --
 Accounts receivable - net                                                          85,000         325,641
 Other receivables                                                                     900           2,456
 Prepaid expenses and other current assets                                           4,940           4,940
                                                                              -------------   -------------
     Total Current Assets                                                           94,452         333,037
                                                                              -------------   -------------

PROPERTY AND EQUIPMENT - NET                                                       201,087         240,751
                                                                              -------------   -------------

OTHER ASSETS
 Goodwill                                                                               --         684,307
 Security Deposits                                                                  31,362          29,162
                                                                              -------------   -------------
     Total Other Assets                                                             31,362         713,469
                                                                              -------------   -------------

TOTAL ASSETS                                                                  $    326,901    $  1,287,257
                                                                              =============   =============

                                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                  ----------------------------------------

CURRENT LIABILITIES
 Line of credit payable                                                       $     33,552    $     30,547
 Notes payable - current portion                                                   166,059         154,046
 Notes payable - stockholder                                                       119,799         119,799
 Accounts payable and accrued expenses                                           2,092,581       1,772,890
                                                                              -------------   -------------
     Total Current Liabilities                                                   2,411,991       2,077,282
                                                                              -------------   -------------

LONG-TERM LIABILITIES
 Notes payable - net of current portion                                             34,112          40,641
                                                                              -------------   -------------
     Total Long-Term Liabilities                                                    34,112          40,641
                                                                              -------------   -------------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1.00 par value, 5,000,000 shares authorized, none issued             --              --
 Common stock, no par value, 100,000,000 shares authorized, 18,325,858
  and 16,525,858 shares issued and outstanding                                   8,651,764       8,151,763
 Common stock to be issued (650,000 shares)                                        325,000         200,000
 Accumulated deficit                                                           (11,095,966)     (9,182,429)
                                                                              -------------   -------------
     Total Stockholders' Deficiency                                             (2,119,202)       (830,666)
                                                                              -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $    326,901    $  1,287,257
                                                                              =============   =============

                        See accompanying notes to consolidated financial statements.

                                                     2


                        DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)
                                                                                               For the period
                                                                                                    From
                                                For the Three   For the Three   For the Six   January 19, 2001
                                                Months Ended    Months Ended    Months Ended       Through
                                                June 30, 2002   June 30,2001    June 30, 2002   June 30, 2001
                                                -------------   -------------   -------------   -------------
REVENUES - NET                                  $         --    $    556,102    $         --    $  1,238,187

COST OF REVENUES                                      19,159         489,747          85,040       1,140,679
                                                -------------   -------------   -------------   -------------

GROSS PROFIT                                         (19,159)         66,355         (85,040)         97,508
                                                -------------   -------------   -------------   -------------

OPERATING EXPENSES
 Professional fees                                   129,847              --         188,674              --
 Consulting fees                                     226,332          72,350         500,418         109,637
 Other general and administrative                    298,023         164,636         433,077         236,435
 Impairment of goodwill                              684,307              --         684,307              --
                                                -------------   -------------   -------------   -------------
     Total Operating Expenses                      1,338,509         236,986       1,806,476         346,072
                                                -------------   -------------   -------------   -------------

(LOSS) FROM OPERATIONS                            (1,357,668)       (170,631)     (1,891,516)       (248,564)

OTHER INCOME/(EXPENSE)
Subsidiary acquisition expense                            --        (225,000)             --        (225,000)
Interest expense                                     (12,655)        (14,965)        (22,021)        (14,965)
                                                -------------   -------------   -------------   -------------
     Total Other (Expense)                           (12,655)       (239,965)        (22,021)       (239,965)
                                                -------------   -------------   -------------   -------------

NET (LOSS)                                        (1,370,323)       (410,596)     (1,913,537)       (488,529)
                                                =============   =============   =============   =============

NET LOSS PER SHARE - BASIC AND DILUTED          $       (.07)   $       (.04)   $       (.11)   $       (.05)
                                                =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
DURING THE PERIOD - BASIC AND DILUTED           $ 18,663,990    $  9,643,844    $ 17,752,875    $  9,643,844
                                                =============   =============   =============   =============

                         See accompanying notes to consolidated financial statements.

                                                      3


                 DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC. AND SUBSIDIARIES
                (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)
                                                                     For the Six    For the Six
                                                                     Months Ended   Months Ended
                                                                     June 30, 2002  June 30, 2001
                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (Loss)                                                          $(1,913,537)   $  (488,529)
 Adjustments to reconcile net (loss) to net cash (used in)
  operating activities:
    Depreciation                                                          38,517             --
    Loss on abandonment of fixed assets                                    1,147             --
    Stock issued for services                                             80,000            724
    Subsidiary acquisition expense                                            --        225,000
    Impairment of goodwill                                               684,307             --
 Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                             240,641             --
  (Increase) decrease in prepaid expenses and other current assets         1,556       (124,319)
  (Increase) in security deposits                                         (2,200)            --
  Increase in accounts payable and accrued expenses                      319,691        195,761
                                                                     ------------   ------------
         Net Cash Used In Operating Activities                          (549,878)      (191,363)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in stockholder loans                                                --        (18,986)
                                                                     ------------   ------------
         Net Cash Used In Investing Activities                                --        (18,986)
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                              12,014        246,169
 Proceeds from line of credit                                              3,005             --
 Repayments on notes payable                                              (6,529)            --
 Common stock issued for cash                                            220,000             --
 Common stock to be issued                                               325,000             --
                                                                     ------------   ------------
         Net Cash Provided by Financing Activities                       553,490        246,169
                                                                     ------------   ------------

NET INCREASE IN CASH                                                       3,612         35,820

CASH - BEGINNING OF PERIOD                                                    --             --
                                                                     ------------   ------------

CASH - END OF PERIOD                                                 $     3,612    $    35,820
                                                                     ============   ============

CASH PAID DURING THE PERIOD FOR - INTEREST                           $     3,041    $    12,500
                                                                     ============   ============

                   See accompanying notes to consolidated financial statements.

                                                5

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
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

NOTE 3   STOCK ISSUANCES
------   ---------------

         (A) STOCK TO BE ISSUED FOR CASH
         -------------------------------

         During the six months ended June 30, 2002 the Company received $325,000 for 650,000 shares of common stock to be issued in August 2002.

         (B) STOCK ISSUED FOR CASH
         -------------------------

         During the six months ended June 30, 2002 the Company issued 1,100,000 shares of common stock for proceeds of $220,000.

         (C) STOCK ISSUED FOR SERVICES
         -----------------------------

         During the six months ended June.30, 2002 the Company issued 200,000 shares of common stock for consulting services rendered having a fair value of $80,000.

         DUCT UTILITY CONSTRUCTION & TECHNOLOGIES, INC AND SUBSIDIARIES
        (FORMERLY PROCARE INDUSTRIES, LTD./HK UTILITY CONSTRUCTION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                                   (UNAUDITED)

NOTE 4   GOING CONCERN
------   -------------

         As reflected in the accompanying financial statements, the Company's loss from operations of $1,913,537, negative cash flow from operating activities of $549,878, working capital deficiency of $2,317,539 and stockholders' deficiency of $2,119,202 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company is presently seeking to raise additional working capital through a private offering of its common stock and Series A preferred stock to accredited investors in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Private Offerings"). In connection with its offerings of Series A preferred stock, the Company is also offering for sale to accredited investors, its convertible promissory notes, convertible into Series A preferred stock. Additionally, the Company is currently negotiating new service contracts to generate increased revenues.

NOTE 5   COMMITMENTS AND CONTINGENCIES
------   -----------------------------

         The Company is involved in various lawsuits filed during the three months ended June 30, 2002 regarding non-payment of accounts payable, notes payable, operating leases and unemployment issues. At June 30, 2002, the Company has included all disputed amounts in accounts payable and accrued expenses and notes payable.

NOTE 6   IMPAIRMENT OF GOODWILL
------   ----------------------

         In July 2001, the Company acquired Duct Construction Services ("DCS") (formerly B.J. Boring, Inc.). The acquisition was accounted for under the purchase method and the excess of purchase price over the net assets acquired of $684,307 was recorded as goodwill. Due to the operating losses of DCS after the acquisition and projected operating losses, the goodwill has been written off as impaired in accordance with SFAS No. 142.

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

Since the Company was not active in calendar year 2000 or the first quarter of 2001, the financial information presented for the six months ending June 30, 2001 is not consistent with the 10Q-SB previously filed for that period. Operating revenue and expense for the six months ending June 30, 2001 presented in this 10Q-SB reflects the operating results of Durango Communications, Inc., an acquisition completed with HK Utility Construction, Inc., in June 2001 and treated as recapitalization of HK Utility Construction, Inc., for that period. HK Utility Construction had no operations during the period ending June 30, 2001.

During the period ending June 30, 2001, Durango Communications, Inc., delivered similar telecommunications construction project management services. The Company provided project management personnel and outsourced virtually all of its construction services.

During the period ending June 30, 2002, the Company had insufficient capital to implement its revenue plan. Operating capital, raised through private equity sales to accredited investors during the period ending June 30, 2002, was insufficient to enable the Company to meet is current financial obligations and begin to generate revenues. The Company also incurred significant expenses and liabilities, primarily due to both a lack of working capital and the Company 's efforts to raise capital. The Company conducted no activities directly related to the generation of revenue.

Unless the Company is able to raise sufficient capital, the Company will not be able to generate revenues and may not be able to continue as a going concern.

Results of Operations. For the period ending June 30, 2001, the financial data presented are based upon the operating results of Durango Communications, Inc., a wholly-owned subsidiary acquired in June 2001.

         REVENUES. For the period ending June 30, 2002, the Company recorded no revenues, as compared to $556,102 for the period ending June 30, 2001.

         COST OF EARNED REVENUES. The Company incurred costs associated with earned revenues of $19,159 for the period ending June 30, 2002, as compared to $489,747 for the period ending June 30, 2001. These costs included equipment lease expenses.

         PROFESSIONAL AND CONSULTING FEES. During period ending June 30, 2002, the Company incurred $226,333 in professional and consulting fees, compared to $72,350 for the period ending June 30, 2001. Expenses related to the placement of securities and ongoing financial consulting totaled $135,000. Business consulting expense, including financial, sales and business development activities, totaled $102,064. The company eliminated expense of $10,731 due to the non-operational status of its SAP information systems.

         LEGAL AND ACCOUNTING FEES. The Company incurred $129,847 in legal and accounting fees for the period ending June 30, 2002, compared to no expense for the period ending June 30, 2001. These fees include costs associated with financing activities, and the preparation of private offering documents, SEC filings, and ongoing legal representation.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $298,023 for the period ending June 30, 2002, compared to $164,636 for the period ending June 30, 2001. These expenses were related to administrative salaries, payroll taxes and employee benefits, general services-related expenditures, operating lease expense and depreciation expense.

         GOODWILL IMPAIRMENT. During the period ending June 30, 2002, the Company incurred $684,307 in goodwill impairment expense related to the acquisition of Duct Construction Services, Inc. (f/k/a BJ Boring, Inc.) in accordance with SFAS No. 142. No goodwill impairment expense was recorded in for period ending June 30, 2001.

         NET LOSS. For the period ending June 30, 2002, the Company incurred a net loss of $1,357,668 and a net loss per share of $0.07, compared to a net loss of $170,631 and a net loss per share of $.04 for the period ending June 30, 2001. This operating loss will reduce future income taxes on profits.

LIQUIDITY AND CAPITAL RESOURCES. The Company has a total of $94,452 in cash and other current assets and current liabilities totaling $2,411,991, of which $119,799 due to stockholders. The Company has been operating with limited cash resources since its inception. In addition, the Company incurred substantial losses from its operations in the period ending June 30, 2002, and experienced cash flow difficulties that have caused it not to meet some of its obligations as they have come due.

On June 13, 2002, the Company's Board of Directors voted to terminate the Company's relationship with its investment banker, Hotovec, Pomeranz & Co.("Hotovec") due to Hotovec's inability to raise capital for the Company on terms acceptable to the Company and its principal shareholders, and dissatisfaction with Hotovec's performance under the terms of its consulting agreements.

As of the date of this filing, the Company has no working capital, but hopes to raise additional funds through private placement offerings.

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

As of June 30, 2002, the Company employed 4 employees and consultants. On July 13 2002, William Delgado, the Company's Chief Executive Officer, resigned from the Company along with two other employees. The Board elected Randall Drew interim Chief Executive Officer and the Company moved its operations to Cincinnati, Ohio. The Company does not anticipate a material change in the number of employees until it begins to implement its business plan.

The Company believes that significant additional capitalization, along with its advanced financial controls and systems infrastructure, will enable the Company to achieve growth in sales, gross profits and earnings, while improving its balance sheet.

PART II.  OTHER INFORMATION

ITEM 1.  LITIGATION

         FIBERONETEL SERVICES, INC. V. DUCT UTILITY CONSTRUCTION & TECHNOLOGIES,INC., was filed in the Court of Common Pleas, Cuyahoga County, Ohio on January 25, 2002. The complaint for Breach of Contract, Unjust Enrichment, Garnishment and Declaratory Judgment alleges damages in the amount of $67,212.60 arising out of the Adelphia Cleveland Project pursuant to which Fiberonetel performed certain work on the Company's behalf pursuant to a subcontract between the Company and the general contractor on the project. The general contractor failed to pay the Company and, as a result, the Company failed to pay Fiberonetel who then initiated the litigation. In May 2002, the Company's legal counsel has negotiated with Fiberonetel's attorney to settle the litigation for $64,000 to release the funds from escrow.

However, in July 2002, Northshore filed for Chapter 11 bankruptcy, negating the agreed-to settlement between FiberOneTel and the Company. The Company is still in negotiations with FiberOneTel to settle the outstanding claim.

The reader's attention is further directed to Part I, Item 3 of the Company's Annual Report on Form 10-KSB/A dated April 15, 2002.

ITEM 2.  CHANGES IN SECURITIES: NONE

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

On May 9, 2002 the Company renegotiated its Note payable to Robert W. Marsik (the "Marsik Note"), which had been previously reported as in default and executed a new installment promissory note in the principal amount of $53,808.22 payable to Mr. Marsik, together with interest at the rate of 10% per month, over a period of twelve months. The Company made payments totaling $9,700 to Marsik in the period ending June 30, 2002. The Company has been unable to continue paying Marsik as per the Note payable, and is currently in default.

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

                           3(i)(b) Certificate of Amendment of Articles of Incorporation dated June 18, 2001.

                           3(ii) Bylaws of ProCare, incorporated by reference to Exhibit 3(ii) to ProCare's Quarterly Report on form 10-QSB for the quarter ended June 30, 1999.

         (b) Reports on Form 8-k: The Company has filed the following reports on Form 8-k for the three month period ended June 30, 2002

        Item reported             Date                     Financial Statements
        -------------             ----                     --------------------
                5                June 18, 2002             N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DUCT Utility Construction & Technologies, Inc.

                                            BY: /S/ RANDALL DREW
                                               ---------------------------
                                            Randall Drew, CEO

Dated:  This 19th day of August 2002